Form 10-Q/A
period 1994-03-31
SUNSHINE JR STORES INC
filed 1995-05-01
CIK 95479

FORM 10-Q/A

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                        AMENDMENT # 1

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For   the  quarterly  period  ended __March   31, 1994______

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________   to ___________.

For  Quarter Ended March 31, 1994 Commission file number  1-
7441

_____________________Sunshine-Jr. Stores, Inc.______________
   (Exact name of registrant as specified in its charter)

___________Florida________________    ______59-0669576______
(State   or  other  jurisdiction      (I.R.S. Employer
 of incorporation or organization)     Identification No.)

_____109 West Fifth Street, Panama City, FL 32402___________
     (Address of principal offices)               (Zip Code)

(Registrant's telephone number, including area code)
_______________(904) 769-1661_______________________

________________________(Not Applicable)____________________
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1994.

Common  Stock       $.10  Par  Value        1,701,650 shares

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
Sunshine-Jr. Stores, Inc.
(Debtor-in-Possession as of December 18, 1992)
(Unaudited)
                                                13 Wks Ended    13 Wks Ended
                                               March 31, 1994  April 1, 1993
                                                (as restated)
NET REVENUE                                    $41,059,151     $49,273,944

Cost of sales and expenses:
  Cost of goods sold.....................       31,658,392      39,022,653
  Selling, general, and adminstrative....        9,139,432      10,564,369
  Interest expense, net of interest
   income of $90,652 and  $8,408 for the
   first quarter of 1994 and 1993,
   respectively...........................         352,786         126,692
                                                41,150,610      49,713,714
LOSS BEFORE REORGANIZATION ITEMS
 AND PROVISION FOR INCOME TAXES...........         (91,459)       (439,770)

REORGANIZATION ITEMS:
  Professional fees.......................         290,429         999,939
  Net gain from sale of property and
   equipment..............................      (1,071,065)         (2,080)
  Restructuring charges...................          41,322          54,063
                                                  (739,314)      1,051,922

INCOME(LOSS) BEFORE PROVISION FOR INCOME
TAXES.....................................         647,855      (1,491,692)

PROVISION FOR INCOME TAXES:
Current...................................         103,571               0
Deferred..................................               0               0
                                                   103,571               0

NET INCOME(LOSS)..........................        $544,284     ($1,491,692)

INCOME(LOSS) PER COMMON SHARE:
  Net Income(Loss).........................          $0.32          ($0.88)

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
(Debtor-in-possession as of
December 18, 1992)
(Unaudited)
                                                March 31    December 30
                                                  1994         1993
                                              (as restated)
ASSETS
CURRENT ASSETS:
 Unrestricted cash and cash equivalents.....   $9,638,467   $10,243,371
 Restricted cash............................    8,036,515     3,497,602
 Accounts receivable, less allowances for
  doubtful accounts of $16,000 and $18,000
  in 1994 and 1993, respectively............    2,044,907     2,277,532

 Inventories:
  Inventories - FIFO basis..................    9,850,916     9,610,600
  Less LIFO reserve.........................   (2,490,730)   (2,506,325)
  Total inventories.........................    7,360,186     7,104,275

 Properties held for sale...................    1,437,783     3,809,108
 Deferred income tax asset..................      894,000       894,000
 Prepaid expenses and other current assets..    1,309,984     1,761,005
  TOTAL CURRENT ASSETS......................   30,721,842    29,586,893

PROPERTY AND EQUIPMENT, at cost:
 Land........................................   7,136,400     7,459,790
 Buildings...................................  12,666,217    13,442,282
 Fixtures and equipment......................  24,782,758    26,102,620
 Leaseholds and improvements.................   4,613,660     4,985,764
                                               49,199,035    51,990,456

 Less allowances for depreciation and
  amortization............................... (26,715,692)  (27,864,894)
                                               22,483,343    24,125,562

OTHER ASSETS:
 Properties held for sale, net...............   3,367,762     3,777,876
 Other.......................................     510,818       417,195

                                              $57,083,765   $57,907,526

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
(Debtor-in-possession as of
December 18, 1992)
(Unaudited)
                                                March 31    December 30
                                                  1994         1993
                                              (as restated)
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES (certain of which
  may be subject to compromise):
 Accounts payable and accrued expenses...... $15,657,377    $17,229,055
  TOTAL CURRENT LIABILITIES.................  15,657,377     17,229,055

LIABILITIES SUBJECT TO COMPROMISE...........  29,606,524     29,402,891

DEFERRED INCOME TAXES.......................     894,000        894,000

NONCURRENT LIABILITIES (certain of which may
 be subject to compromise)..................     770,000        770,000

COMMITMENTS AND CONTINGENCIES
  (Note J)

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value; 3,000,000
  shares authorized, 1,701,650 shares issued
  and outstanding...........................     170,165        170,165
 Additional paid-in capital.................   5,124,245      5,124,245
 Retained earnings..........................   4,861,454      4,317,170
TOTAL STOCKHOLDERS' EQUITY                    10,155,864      9,611,580












                                             $57,083,765    $57,907,526

*See notes to condensed financial statements.

STATEMENTS OF CASH FLOWS
Sunshine-Jr. Stores, Inc.
(Debtor-in-possession as of December 18,1992)
                                                  13 Wks Ended    13 Wks Ended
                                                  March 31, 1994  April 1, 1993
                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                      $544,284   ($1,491,692)

Adjustments to reconcile net loss to net cash
 provided by operating activities before
 reorganization and restructuring items:
 Depreciation and amortization....................     713,683       915,392
  Benefit for deferred income taxes...............           0             0
  Gain on sale of property and equipment..........           0             0
  Changes in assets and liabilities:
  Decrease in accounts receivable.................     232,625        48,901
  (Increase) decrease in refundable income taxes..           0             0
  (Increase) decrease in inventories..............    (255,911)      596,804
  Decrease in prepaid expenses and other assets...     328,634       540,433
  Decrease in  accounts payable and
   accrued expenses...............................  (1,603,970)     (302,555)
  Decrease in noncurrent liabilities..............           0      (490,992)
Total adjustments before reorganization and
 restructuring items..............................    (584,939)    1,307,983
Adjustments due to reorganization and
 restructuring items:
 Gain on sale of property and equipment...........  (1,071,065)       (2,080)
 Restructuring charges............................      41,322        54,063
 Payment of restructuring charges.................    (256,136)            0
 Increase in professional fees payable related to
 reorganization items.............................     290,429       999,939
Total adjustments due to reorganization and
 restructuring items..............................    (995,450)    1,051,922
Total adjustments.................................  (1,580,389)    2,359,905
 Net cash provided by (used in) operating
  activities......................................  (1,036,105)      868,213
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment...............    (234,589)     (144,252)
 Proceeds from sale of property and equipment
  related to reorganization items.................   5,147,489        13,700
 Collections of notes and loans receivable, net...      28,764         4,370
  Net cash provided by (used in) investing
   activities.....................................   4,941,664      (126,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt.........           0             0
 Payments on long-term debt and capital
  lease obligations...............................      28,450             0
  Net cash used in financing activities...........      28,450             0
NET INCREASE IN CASH AND CASH EQUIVALENTS.........   3,934,009       742,031
UNRESTRICTED AND RESTRICTED CASH AND CASH
 EQUIVALENTS, BEGINNING OF PERIOD.................  13,740,973     1,927,720
UNRESTRICTED AND RESTRICTED CASH AND CASH
 EQUIVALENTS, END OF PERIOD....................... $17,674,982    $2,669,751

*See note to condensed financial statements.

                  SUNSHINE-JR. STORES, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 1994

Note A:   Basis of Presentation

The accompanying unaudited financial statements of Sunshine-Jr. Stores, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying financial statements were prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceeding, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect to adjustments to the carrying value of assets or amount and classification of liabilities that might be necessary as a consequence of the bankruptcy filing. The appropriateness of using the going concern basis is dependent upon, among other things, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 29, 1994. Certain reclassifications have been made in the 1993 financial statements to conform with the 1994 presentation. For further information, refer to the audited financial statements and footnotes attached thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1993.

Note B:  Restatement of Previously Reported Amounts

Subsequent to the issuance of its financial statements for the thirteen weeks ended March 31, 1994, the Company discovered an error in the workers' compensation expense accrual. Accordingly, the March 31, 1994 financial statements have been restated to correct this error, the effect of which increased the previously reported net income from $144,284, or $.08 per share to $544,284, or $.32 per share.

Note C:   Bankruptcy Proceeding and Restructuring

On December 18, 1992, the Company filed a voluntary petition in the U.S. Bankruptcy Court for the Middle District of Florida (Tampa Division) (the "Bankruptcy Court") for reorganization under Chapter 11 of the Bankruptcy Code. On August 27, 1993, the Company filed a Plan of Reorganization which was later amended on January 7, 1994 and March 3, 1994 ("Plan of Reorganization"). On April 26, 1994, the Plan of Reorganization was confirmed by the Bankruptcy Court. The Effective Date of the Plan of Reorganization (the "Effective Date") has not been set, but is expected to occur during the third week of June. The Plan of Reorganization provides for full payment of all outstanding liabilities over specified periods with interest, and allows shareholders to retain their equity interests.

According to the Plan of Reorganization, administrative claims as defined in the Bankruptcy Code would be paid: (a) in full, on or before the later of (i) the Effective Date, or (ii) ten days after the entry of a final order allowing such administrative claim, or (b) under such other terms as may be agreed upon by both the holder of such claim and the Company. Priority tax claims would be paid, together with post-confirmation interest at seven (7%) percent per annum, over six years from the date of assessment of each claim, or five years from the Effective Date, whichever occurs first.

The secured claim of 7-Shine Corporation concerning ten Mississippi convenience stores would be handled by issuing three secured promissory notes (A-Note, B-Note and Contingency Note). The A-Note will be in the original principal amount of $1,821,917. It will bear interest commencing September 1, 1993, at the rate of seven (7%) percent per annum, and will be payable in equal monthly installments of principal and interest of $12,121. The note will mature on September 2, 2000, at which time all remaining principal and interest will be due. The Company has been making payments in the amount of $12,121 since September 1, 1993, and the balance of the A-Note will be reduced by the portion of such payments attributable to principal. The principal remaining as of March 31, 1994 was $1,800,273. The B-Note will be in the original amount of $633,726. Commencing September 1, 1994, the B-Note will bear interest at the rate of seven (7%) percent per annum, and no interest will accrue prior to September 1, 1994. Commencing October 1, 1994, the Company will pay monthly installments of principal and interest of $4,259. The note will mature on September 2, 2000, at which time all remaining principal and interest will be due. The Contingency Note will be in the original principal amount of $667,643. No amounts will be due under this note unless there is a default of either the A-Note or the B-Note. Upon such a default, the entire principal balance and accrued interest at the rate of seven (7%) percent per annum would be due.

Unsecured claims of $1,000 or less will be paid in full on the Effective Date. Creditors with unsecured claims greater than $1,000 will receive promissory notes for their principal balance at the petition date plus accrued interest. These notes will be secured by certain real and personal property owned by the Company. The notes will call for the following: (i) quarterly payments of interest at prime plus 1%, (ii) quarterly principal payments from available proceeds of asset sales, if any, after certain deductions described in the Plan of Reorganization, (iii) minimum principal payments (including those from asset sales) of $4,250,000 within six months of the confirmation date and $6,700,000 cumulative within twelve months of the confirmation date, (iv) annual principal payments beginning April 30, 1995 of 75% of "Free Cash Flow" from the previous fiscal year as specifically defined in the Plan of Reorganization and (v) beginning one year after confirmation, minimum quarterly payments of principal and interest using a 20 year amortization schedule. With respect to the first $6,700,000 of principal payments, institutional lenders will receive 36% of such principal payments (allocated among these lenders pro rata based upon their respective holdings at the time of such payment), and the trade creditors will receive 64% of the principal payments (allocated among these creditors pro rata based on their respective holdings at the time of such payment). The notes will mature five years from the confirmation date. They will be issued under an indenture governed by the Trust Indenture Act of 1939, and this indenture will require the Company to comply with certain financial and other covenants until the notes are paid in full.

The  following  table  shows the  breakdown  of  Liabilities
Subject to Compromise as of March 31, 1994 as reported and on a pro forma basis to reflect the classification effects of confirmation of the Plan of Reorganization.

                                             March 31, 1994
                                        As Reported    Pro Forma
Liabilities Subject to Compromise:
     Capital Lease Obligations           $3,085,692
      Fuel,  State and Local              3,583,874
       Taxes Payable
     Notes Payable to Institutions       10,880,732
     Trade  Vendor  Payables  and        10,051,861
      Other Liabilities
     Interest Payable                     2,004,365
     Total Liabilities Subject          $29,606,524
      to Compromise

Current  Liabilities to be Paid
 on Effective Date:
      Real  Estate Taxes on
       Leased Stores                                      $95,000
      Trade  Creditor  Claims                             160,000
       Less Than $1,000 Each
      Total to be Paid on Effective                      $255,000
        Date

Current   Maturities  of  Long-Term
Debt:
     7-Shine Notes A and B                                $23,498
     Priority Tax Claim Notes                             448,963
     Institutional Lender Notes                         2,412,000
     Trade Creditor Notes                               4,288,000
     Capitalized Leases                                    68,920
     Current  Maturities  of  Long                     $7,241,381
      Term Debt

Long Term Debt:
      7-Shine Notes A and B  (Prior                     $2,433,999
       Capitalized Leases)
      Priority Tax Claim Notes                           3,488,874
      Institutional  Lender  Notes                      11,980,732
       (Including Interest)
      Trade Creditor Notes                              10,796,226
       (Including Interest)
      Capitalized Leases                                    68,920
      Total Long Term Debt                             $28,768,751
     Less Current Portion                               (7,241,381)
     Long Term Portion of Debt                         $21,527,370

Grand Totals                            $29,606,524    $29,023,751

Liabilities subject to compromise as reported at March 31, 1994, differ from the pro forma amounts due to the effect of restructuring the secured claim of 7-Shine Corporation (as previously discussed). The purchase of these assets currently recorded as a capital lease obligation will result in a reduction of the obligation. In accordance with Statement of Financial Accounting Standards No. 13, the recorded fixed asset amounts for the 7-Shine stores will be reduced to the extent the related obligation is reduced.

Note D:   Inventories

Inventories consist of the following:

                              Mar 31, 1994    Dec 30, 1993
Merchandise                    $7,624,619      $7,255,543
Gasoline                        2,226,297       2,355,057

Total Inventories FIFO Basis    9,850,916       9,610,600

Excess of FIFO cost over LIFO
 values                        (2,490,730)     (2,506,325)

Total Inventories LIFO Basis   $7,360,186      $7,104,275

Note E:   Accounting Policies

There have been no changes in accounting policies from those stated in the 1993 annual report.

Note F:   Long-Term Debt

On December 18, 1992, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing, most of the Company's indebtedness had become currently due as the result of violations of various financial and other covenants and is included in liabilities subject to compromise. Under Chapter 11, the Company is stayed from accruing or paying interest on these obligations and no interest was accrued during the first quarter of 1993. Had the Company not been under Chapter 11, interest expense, net of interest income, for the thirteen weeks ended April 1, 1993 would have been $358,208. However in accordance with the Plan of Reorganization, the Company accrued interest on general unsecured claims during the first quarter of 1994. See also Note C for a pro forma presentation of liabilities subject to compromise to reflect the effects of confirmation of the Plan of Reorganization.

Note G:  Accounts Payable and Accrued Expenses

As of March 31, 1994, accounts payable and accrued expenses include Chapter 11 administrative professional fees totaling
$5,031,000 which will be required to be paid on the Effective Date.


Note H:   Liabilities Subject to Compromise

Substantially all of the Company's liabilities as of the petition date are subject to settlement under a plan of reorganization. The Company is generally not permitted to make payments with respect to its pre-petition liabilities until the Effective Date of a plan of reorganization which has been confirmed by the Bankruptcy Court. See Note C for a pro forma presentation of liabilities subject to compromise to reflect the effects of the confirmation of the Plan of Reorganization.

Note I:  Litigation

In January 1991, the Company was named in a lawsuit filed in the Circuit Court of Montgomery County, Alabama, under the caption of Wright vs. Winn Dixie, et al. The complaint brings a class action on behalf of all consumers who have purchased either beer, wine or tobacco products against virtually every retailer in the State of Alabama which sells these products. The complaint alleges that a substantial portion of the "retail price" of beer, wine and tobacco products is state beer, wine or tobacco taxes. The complaint alleges that these state taxes are customarily incorporated into the "retail price" of such products. The defendants each charged consumer state and local sales taxes on the "retail price" without first deducting other state taxes which the complaint alleges results in "double taxation" in violation of state law. The complaint seeks injunctive relief and money damages. There is no specific amount requested in the plaintiff's complaint. The court granted the plaintiffs a summary judgment by ruling that the Company, as well as the other defendants, had been improperly assessing sales tax upon excise taxes. However, the court did not have sufficient facts to determine if the plaintiffs had a legal remedy and, therefore, did not award damages. The Supreme Court of Alabama affirmed the trial court decision and remanded the case to the trial court for further proceedings. In April 1992, after the court's decision, the Alabama legislature passed an act, effective immediately and to be applied retroactively, clarifying that retailers, have historically collected sales tax in the proper manner and are to continue to collect sales tax in the same manner. The application of this act to the Company and other defendants is in doubt due to the judgment previously entered against the Company in this case. The defendants have filed third-party complaints against the State of Alabama, Department of Revenue, so that if the Company were liable for damages, relief can be sought from the State. A Settlement Agreement has been signed on behalf of all of the parties which will resolve this case without any additional material out-of-pocket cost to the Company, as the state will allow the Company a credit against sales taxes due to the state and the amount of the credit will be paid by the Company to settle the case. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. The Settlement Agreement is subject to Bankruptcy Court approval and approval by the Alabama trial court.

Four of the Company's former officers have filed administrative claims totaling approximately $850,000 against the Company resulting from the alleged breach of employment contracts. The Company has filed objections to the claims and these matters are still pending before the Bankruptcy Court. In the event the Bankruptcy Court determines that the claims are administrative in nature, then the claims will have to be paid upon confirmation of the Company's Amended Plan of Reorganization. In the event the Bankruptcy Court finds that the claims are not entitled to administrative priority status, then the claims will be treated as general unsecured claims and may be subject to certain reductions by virtue of the limitations imposed by the Bankruptcy Code or other applicable law.

In the normal course of conducting its business, the Company is involved in various other litigation arising from general liability, workers' compensation, equal employment and other claims. In the opinion of management, the resolution of these cases will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Note J:  Commitments and Contingencies

Reorganization Proceeding Under Chapter 11

See Note C.

Environmental Compliance

The ownership and/or operation of USTs is subject to federal, state and local laws and regulations. Federal regulations include requirements for (a) maintaining a release detection system, (b) upgrading tank systems, (c) taking corrective action in response to releases, (d) closing tanks to prevent future releases, (e) keeping appropriate records and (f) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from a release.

The Company is required under EPA regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases in the amount of $1 million per occurrence, with an annual aggregate coverage limit of $2 million. The Company has third-party environmental insurance coverage in the State of Florida. Third party liability coverage is provided by trust funds in the other states in which the Company operates.

The Company estimates that it will incur approximately $3,500,000 in capital expenditures related to tank replacements, overfill and spill protection and release detectors during the next five years to comply with UST
detection  and  prevention  requirements  at  all   of   the
Company's stores in operation at December 30, 1993. The Company estimates $650,000 of these expenditures will be spent in fiscal 1994. The Company's estimated cost to comply with the UST requirements may increase if certain prevention efforts at particular sites fail, thus requiring the subsequent replacement of USTs at these sites.

During 1992, the Company engaged an environmental engineering firm to perform an assessment of its sites. As a result of this firm's findings, the Company has accrued approximately $1,197,000 at March 31, 1994 for costs to be incurred by the Company for site assessment and remediation services which are not eligible for reimbursement under the state trust funds. The Company's accrual is based on estimates made by the independent environmental engineering firm and internal environmental staff with regard to the cost of assessment and remediation required at particular sites. As of March 31, 1994, future costs are estimated as follows:

               1994          $427,000
               1995           410,000
               1996           120,000
               1997           120,000
               1998           120,000

                   Total   $1,197,000

In addition to the above, the Company's outside environmental engineering and consulting firm has estimated that total costs for assessment and remediation services at open and closed sites which are eligible for reimbursement under the state trust funds will total approximately $18,300,000 through 1998. These costs relate primarily to existing contamination from overfill, spill and release incidents. The Company has executed an agreement with a third party remediation contractor (the "Contractor") which would be responsible for assessment and remediation of these contaminated sites as well as filing the appropriate applications for state trust fund reimbursements. Under the terms of the agreement, the Contractor will be compensated for services out of the state trust fund reimbursements and the Company will only be responsible for the payment of interest for costs the Contractor has invested if certain contingencies occur under a state trust fund which would preclude interest payments by the fund, and for assessment and remediation costs for sites determined to be ineligible for trust fund reimbursement.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND LIQUIDITY

Cash flow for the first quarter of 1994 was approximately a positive $3,934,000, after the use of approximately $1,036,000 for operating activities. The $1,036,000 used in operating activities was used primarily to decrease accounts payable and accrued expenses. This was offset by approximately $4,942,000 provided by investing activities, principally from the sale of 21 stores for $5,000,000 in cash.

The Company has sufficient liquidity to meet its needs without any debtor-in-possession financing.

For a description of the status of the Company's Chapter  11
proceeding   and  the  terms  of  the  Company's   Plan   of
Reorganization,  see Note C of Notes to Condensed  Financial
Statements.

RESULTS OF OPERATIONS

Revenues

During the last three quarters of 1993 and the first quarter of 1994, no stores were opened while four supermarkets and 45 convenience stores were closed or sold. The average number of stores in operation during the first quarter of 1994 was 240 compared to 282 in the first quarter of 1993. Data discussed below as "same store" includes data from the same stores during the comparable periods. On March 31, 1994, the Company operates 232 convenience stores in Florida, Alabama, Mississippi, Georgia and Louisiana.

During the thirteen weeks ended March 31, 1994, total revenues decreased approximately $8,215,000 compared to the same period of the previous year. Gasoline sales decreased approximately $2,922,000 due primarily to a decrease in the number of stores, coupled with a decrease in the average retail selling price of gasoline, and merchandise revenues decreased approximately $5,923,000 primarily due to the sale of the Company's four supermarkets and the closing or sale of 45 convenience stores.

Total Revenues
(In Thousands)
                       Thirteen Weeks Ended
                        Mar. 31,    Apr. 1,       % of
                         1994        1993        Change
Merchandise and Other   $21,743     $27,037      (19.6%)
  Revenue Items
Gasoline                 19,316      22,237      (13.1%)

Total                   $41,059     $49,274      (16.7%)

Gas Gallons              19,965      21,959      (9.08%)

Merchandise revenues include merchandise sales as well as revenues from amusement machines, video rentals, service charges, money order commissions, lottery commissions, telephone commissions and other miscellaneous items. The $5,293,000 decrease in merchandise revenues for the thirteen week period is comprised of a $4,808,000 decrease in merchandise sales coupled with a decrease in other revenue items of $485,000. On a same store basis, merchandise revenues increased approximately $1,203,000 or 6.1% over the comparable period of the prior year. This increase is comprised of an increase in merchandise sales of approximately $1,335,000, partially offset by a decrease of approximately $132,000 in other revenue items.

The decrease in other revenue items is due primarily to a decrease in lottery commissions of approximately $151,000, offset by increases in money order commissions and telephone commissions of approximately $18,000 and $22,000, respectively.

Gasoline revenues accounted for 47.0% of total revenues in the first quarter of 1994 compared to 45.1% in the first quarter of 1993. The 13.1% decrease in gasoline revenues for the thirteen week period ended March 31, 1994, is due to a decrease in volume and a reduced average retail selling price. The decrease in volume is a result of fewer locations selling gasoline. The number of gallons sold decreased by approximately 1,993,000 gallons in the first quarter of 1994 compared to the prior year. On a same store basis, gasoline revenues increased approximately $170,000 or .9% and gasoline gallons increased approximately 1,001,000 or 5.6% over the comparable period of 1993.

 Gross Profit

Total Gross Margin Rate

                                      Thirteen Weeks Ended
                                       Mar. 31,    Apr. 1,
                                        1994        1993
Merchandise and Other Revenue Items     33.0%       30.2%

Gasoline                                11.6%        9.3%

Total                                   22.9%       20.8%

Gasoline Gross Margin/Gallon           $0.112      $0.095

Gross profit on merchandise sales and other revenue items for the first quarter of 1994 decreased approximately $1,011,000 as compared to the first quarter of 1993. The decrease is a result of a decrease in gross profit from merchandise sales of approximately $585,000, coupled with a decrease in gross profit from other revenue items of $426,000. The decrease in gross profit as compared to the prior year for merchandise sales is due primarily to the sale of the Company's four supermarkets and the closing or sale of 45 convenience stores which resulted in a reduced sales base. However, the Company is experiencing higher gross margin percentages due to the sale of the supermarkets (which had significantly lower gross margin percentages than the convenience stores), together with actions and programs the Company began implementing in the second half of 1993. These actions include developing new product categories and expanding and improving the product mix in existing product categories, changing store and walk-in cooler layouts to encourage the purchase of higher margin items and training of field and store management on proper purchasing procedures to lower costs.

Gross profit from gasoline sales increased approximately $161,000 in the first quarter of 1994 as compared to 1993. This increase is a function of a $.017 increase in gross profit per gallon, partially offset by a decrease in volume sold. On a same store basis, gasoline gross profit increased approximately $421,000 or 23.4%. The gasoline market is extremely volatile in gross profit per gallon and significantly influenced by external factors affecting world petroleum markets. A similar increase was in gross profit per gallon experienced industry wide.

Selling, General and Administrative Expenses

For the thirteen week period ended March 31, 1994, selling, general and administrative expenses were 22.3% of total revenues as compared to 21.4% during the same period of the previous year.

Selling, general and administrative expenses for the first quarter of 1994 were approximately $9,139,000 compared to approximately $10,564,000 for the first quarter of 1993. The decrease of approximately $1,425,000 is primarily attributable to five items. Salaries and wages, depreciation, group health, electricity and repairs and maintenance included in selling, general and administrative expenses decreased approximately $775,000, $178,000, $144,000, $138,000 and $133,000, respectively, when compared to the previous year. The Company experienced a decrease in salaries and wages as a result of closing 45 convenience stores, the sale of the supermarkets and cutbacks in corporate overhead positions in the latter part of 1993. The decreases in depreciation, electricity and repairs and maintenance were also a result of fewer operating locations. The decrease experienced in group health costs is due to the Company's implementation of a new group health program. These decreases were partially offset by an increase in environmental expense of approximately $258,000. The increase in environmental expense is attributable to the Company's ongoing program of environmental upgrades to comply with state and federal regulations.

Interest Expense

Interest  expense in the first quarter of 1994 increased  by
approximately $226,000 from the first quarter of  1993.   In
accordance with the Plan of Reorganization, the Company is accruing interest on general unsecured claims.

Reorganization Items

The reorganization expenses relate to the various administrative and other costs of operating under Chapter
11. The Company recorded a gain on reorganization items of approximately $739,000 for the first quarter of 1994 compared to an expense of approximately $1,052,000 for the first quarter of 1993. The decrease is primarily attributable to a decrease in professional fees of approximately $710,000 and an increase in gain from sale of property and equipment of approximately $1,069,000. The increase in gain from sale of property and equipment is due primarily to the sale of 21 stores in the central Florida area.

Income Taxes

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective January 1, 1993. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred asset or liability is expected to be settled or realized. The adoption of SFAS No. 109 had no impact on net income.

The Company recorded a provision for income taxes of approximately $104,000 for the thirteen week period ended March 31, 1994. The provision is due principally to the Company's alternative minimum tax position. No provision for income taxes was recorded for the thirteen week period ended April 1, 1993 as the Company did not anticipate incurring a tax liability in 1993.

Net Earnings/Loss

The Company reported net income for the first quarter of 1994 of approximately $544,000 or $.32 per share as compared to a net loss of approximately $1,492,000 or $.88 per share in the first quarter of 1993. Earnings per share is based on average outstanding common shares of 1,701,650 for all periods.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On December 18, 1992, the Company filed a voluntary petition in the U.S. Bankruptcy Court for the Middle District of Florida (Tampa Division) for reorganization under Chapter 11 of the Bankruptcy Code. On August 27, 1993, the Company filed a Plan of Reorganization which was later amended on
January 7, 1994 and March 3, 1994 ("Plan of Reorganization"). On April 26, 1994, the Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Middle District of Florida in Tampa, Florida (the "Bankruptcy Court"). The Effective Date of the Plan of Reorganization has not been set yet, but is expected to occur during the third week of June. The Plan of Reorganization provides for full payment of all outstanding liabilities over specified periods with interest, and allows shareholders to retain their equity interests. For a description of the status of the Company's Chapter 11 proceeding, see Note C to Condensed Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As stated in Note F, the Company is in default under the terms of substantially all of its debt agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   A Form 8-K was filed on April 11, 1994, which provided
      Exhibit 28.01, Monthly Financial Report for month ending March 3, 1994.
      A Form 8-K was filed on May 2, 1994, which provided Exhibit 28.01, Monthly Financial Report for month ending March 31, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange  Act of  1934, the registrant has duly caused this report  to  be
signed   on   behalf  by  the  undersigned  thereunto   duly
authorized



                         Sunshine-Jr. Stores, Inc.
                         Registrant



April 28, 1995          By: R.M. Shouse
                        _____________________________________
                        R. M.  Shouse
                        President and Chief Executive Officer



April 28, 1995          By: Michael G. Ware
                        ______________________________________
                        Michael G. Ware
                        Principal Financial and Accounting
                        Officer