Form 10-Q/A
period 1994-06-30
SUNSHINE JR STORES INC
filed 1995-05-02
CIK 95479

FORM 10-Q/A

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                        AMENDMENT # 1
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For   the   quarterly  period  ended _____June   30, 1994___

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________   to __________.

Commission file number 1-7441

_________________Sunshine-Jr. Stores, Inc.__________________
   (Exact name of registrant as specified in its charter)

_________________Florida__________    _____59-0669576_______
(State  or  other jurisdiction  of     (I.R.S.  Employer
 incorporation or organization)         Identification No.)

_____109 West Fifth Street, Panama City, FL 32402___________
     (Address of principal offices)               (Zip Code)

(Registrant's telephone number, including area code)
_____(904) 769-1661_________________________________

________________________(Not Applicable)____________________
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1994.

Common Stock         $.10 Par Value         1,701,650 shares

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
Sunshine-Jr. Stores, Inc.
(Unaudited)

                                            13 Wks Ended   13 Wks Ended   26 Wks Ended    26 Wks Ended
                                            June 30, 1994   July 1,1993   June 30,1994    July 1, 1993
                                            (as restated)                (as restated)
NET REVENUE                                  $44,647,519   $58,194,874    $85,706,670    $107,468,818


Cost of sales and expenses:
 Cost of goods sold.......................    34,819,761    46,261,992     66,478,153      85,284,645
 Selling, general, and administrative.....     9,502,160    10,973,394     18,641,592      21,537,763
 Interest expense, net ofinterest income
  of $143,857 and $7,467 for the second
  quarters of 1994 and 1993 and $234,509
  and $15,875 for year to date 1994 and
  1993, respectively.....................        333,358        82,538        686,144         209,230
                                              44,655,279    57,317,924     85,805,889     107,031,638
INCOME (LOSS) BEFORE REORGANIZATION ITEMS
 AND PROVISION FOR INCOME TAXES..........         (7,760)      876,950        (99,219)        437,180

REORGANIZATION ITEMS:
  Professional fees......................        358,147       690,152        648,576       1,690,091
  Net gain from sale of property and
   equipment.............................     (1,036,564)      (12,604)    (2,107,629)        (14,684)
  Restructuring (recoveries) charges.....        (56,691)       28,616        (15,369)         82,679
                                                (735,108)      706,164     (1,474,422)      1,758,086

INCOME(LOSS) BEFORE PROVISION FOR
 INCOME TAXES............................        727,348       170,786      1,375,203      (1,320,906)

PROVISION FOR INCOME TAXES:
Current..................................         63,470             0        167,041               0
Deferred.................................              0             0              0               0
                                                  63,470             0        167,041               0

NET INCOME (LOSS)........................       $663,878      $170,786     $1,208,162     ($1,320,906)
INCOME(LOSS) PER COMMON SHARE:
  Net Income(Loss).......................          $0.39         $0.10          $0.71          ($0.78)

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
(Unaudited)
                                                   June 30      December 30
                                                    1994            1993
                                                (as restated)
ASSETS
CURRENT ASSETS:
 Unrestricted cash and cash equivalents......    $13,820,587    $10,243,371
 Restricted cash.............................      1,052,168      3,497,602
 Accounts receivable, less allowances for
  doubtful accounts of $17,000 and $18,000
  in  1994 and 1993, respectively............      1,946,948      2,277,532
  Inventories:
   Inventories - FIFO basis..................      9,879,213      9,610,600
   Less LIFO reserve.........................     (2,589,730)    (2,506,325)
   Total inventories.........................      7,289,483      7,104,275

 Properties held for sale....................        637,576      3,809,108
 Deferred income tax asset...................        894,000        894,000
 Prepaid expenses and other current assets...      1,104,287      1,761,005
  TOTAL CURRENT ASSETS.......................     26,745,049     29,586,893

PROPERTY AND EQUIPMENT, at cost:
 Land........................................      6,927,040      7,459,790
 Buildings...................................     12,036,993     13,442,282
 Fixtures and equipment......................     22,378,768     26,102,620
 Leaseholds and improvements.................      4,053,499      4,985,764
                                                  45,396,300     51,990,456
 Less allowances for depreciation and
  amortization...............................    (24,074,236)   (27,864,894)
                                                  21,322,064     24,125,562
OTHER ASSETS:
 Properties held for sale, net...............      3,716,877      3,777,876
 Other.......................................        633,356        417,195

                                                 $52,417,346    $57,907,526

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
(Unaudited)
                                                   June 30      December 30
                                                    1994            1993
                                                (as restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses.......    $17,699,896    $17,229,055
 Current portion of long-term debt...........        911,763              0
  TOTAL CURRENT LIABILITIES..................     18,611,659     17,229,055

LIABILITIES SUBJECT TO COMPROMISE............              0     29,402,891

DEFERRED INCOME TAXES........................        894,000        894,000

NONCURRENT LIABILITIES.......................        568,969        770,000

LONG-TERM DEBT, less current portion.........     21,522,976              0

COMMITMENTS AND CONTINGENCIES
  (Note I)

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value; 3,000,000
  shares authorized, 1,701,650 shares issued
  and outstanding............................        170,165        170,165
 Additional paid-in capital..................      5,124,245      5,124,245
 Retained earnings...........................      5,525,332      4,317,170
TOTAL STOCKHOLDERS' EQUITY                        10,819,742      9,611,580











                                                 $52,417,346    $57,907,526

*See notes to condensed financial statements.

STATEMENTS OF CASH FLOWS
Sunshine-Jr. Stores, Inc.
                                            13 Wks Ended  13 Wks Ended  26 Wks Ended   26 Wks Ended
                                            June 30,1994  July 1, 1993  June 30, 1994  July 1, 1993
                                            (as restated)               (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                               $663,878     $170,786    $1,208,162    ($1,320,906)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities before reorganization and
 restructuring items:
 Depreciation and amortization............      701,739      902,227     1,397,332      1,817,619
 Pre-confirmation interest expense
  on Class 7 Notes Payable................      301,526            0       705,890              0
 Changes in assets and liabilities:
  (Increase) decrease in accounts
    receivable............................       97,959     (670,208)      330,584       (621,307)
  (Increase) decrease in inventories......       70,703   (1,507,159)     (185,208)      (910,355)
  Decrease in prepaid expenses and
   other assets...........................       80,236       86,349       408,870        626,782
  Increase in  accounts payable
   and accrued expenses...................    1,986,544    1,362,762       166,969      1,060,207
  Decrease in noncurrent liabilities......     (201,031)    (162,417)     (201,031)      (653,409)
Total adjustments before reorganization
 and restructuring items..................    3,037,676       11,554     2,623,406      1,319,537
Adjustments due to reorganization and
 restructuring items:
 Gain on sale of property and equipment...   (1,036,564)     (12,604)   (2,107,629)       (14,684)
 Restructuring (recoveries) charges.......      (56,691)      28,616       (15,369)        82,679
 Payment of restructuring items and
  professional fees related to
  reorganization..........................      (78,397)           0      (334,533)             0
 Professional fees incurred related
  to reorganization.......................      358,147      690,152       648,576      1,690,091
Total adjustments due to reorganization
 and restructuring items..................     (813,505)     706,164    (1,808,955)     1,758,086
Total adjustments.........................    2,224,171      717,718       814,451      3,077,623
 Net cash provided by operating
   activities.............................    2,888,049      888,504     2,022,613      1,756,717
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment........    (614,555)    (382,935)     (832,539)      (527,187)
 Proceeds from sale of property and
  equipment related to reorganization
  items...................................    1,913,891       14,700     6,931,006         28,400
 Collections of notes and loans
  receivable, net.........................        2,923       71,693        31,687         76,063
  Net cash provided by (used in)
   investing activities...................    1,302,259     (296,542)    6,130,154       (422,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt.            0            0             0              0
 Payments on long-term debt and
  capital lease obligations...............   (6,992,535)           0    (7,020,985)             0
  Net cash used in financing activities...   (6,992,535)           0    (7,020,985)             0
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.........................   (2,802,227)     591,962     1,131,782      1,333,993
UNRESTRICTED AND RESTRICTED CASH AND
 CASH EQUIVALENTS, BEGINNING OF PERIOD....   17,674,982    2,669,751    13,740,973      1,927,720
UNRESTRICTED AND RESTRICTED CASH AND
 CASH EQUIVALENTS, END OF PERIOD..........  $14,872,755   $3,261,713   $14,872,755     $3,261,713

*See note to condensed financial statements.

                  SUNSHINE-JR. STORES, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 1994


Note A:   Basis of Presentation

The accompanying unaudited financial statements of Sunshine-Jr. Stores, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 29, 1994. Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation. For further information, refer to the audited financial statements and footnotes attached thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1993.

Note B:  Restatement of Previously Reported Amounts

Subsequent to the issuance of its financial statements for the thirteen weeks ended June 30, 1994, the Company discovered an error in the workers' compensation expense accrual. Accordingly, the June 30, 1994 financial statements have been restated to correct this error, the effect of which changed the previously reported results from a net loss of $516,122, or $.30 per share to a net income of $663,878, or $.39 per share. For the twenty-six week period ended June 30, 1994, the previously reported net loss of $371,838, or $.22 per share changed to a net profit of $1,208,162, or $.71 per share.

Note C:   Bankruptcy Proceeding and Restructuring

On December 18, 1992, the Company filed a voluntary petition in the U.S. Bankruptcy Court for the Middle District of Florida (Tampa Division) (the "Bankruptcy Court") for reorganization under Chapter 11 of the Bankruptcy Code. On August 27, 1993, the Company filed a Plan of Reorganization which was later amended on January 7, 1994 and March 3, 1994 ("Plan of Reorganization"). On April 26, 1994, the Plan of Reorganization was confirmed by the Bankruptcy Court, and the official confirmation order became effective on May 12, 1994. The Effective Date of the Plan of Reorganization (the "Effective Date") occurred 40 days later on June 21, 1994. The Plan of Reorganization provides for full payment of all outstanding liabilities over specified periods with interest, and allows shareholders to retain their equity interests.

According to the Plan of Reorganization, administrative claims as defined in the Bankruptcy Code were paid on or about June 29, 1994, except for approximately $4,706,000 of claims that will be paid within ten days after the entry of a final order allowing such administrative claim. Priority tax claims will be paid, together with post-confirmation interest at seven (7%) percent per annum, over six years from the date of assessment of each claim, or five years from the Effective Date, whichever occurs first.

The secured claim of 7-Shine Corporation concerning ten Mississippi convenience stores was handled by issuing three secured promissory notes (A-Note, B-Note and Contingency
Note). The A-Note is in the original principal amount of $1,821,917. It bears interest commencing September 1, 1993, at the rate of seven (7%) percent per annum, and is payable in equal monthly installments of principal and interest of $12,121. The note will mature on September 2, 2000, at which time all remaining principal and interest will be due. The Company has been making monthly payments in the amount of $12,121 since September 1, 1993, and the balance of the A-Note has been reduced by the $15,332 portion of such payments attributable to principal. The B-Note is in the original amount of $633,726. Commencing September 1, 1994, the B-Note will bear interest at the rate of seven (7%) percent per annum, and no interest will accrue prior to September 1, 1994. Commencing October 1, 1994, the Company will pay monthly installments of principal and interest of $4,259. The note will mature on September 1, 2000, at which time all remaining principal and interest will be due. The Contingency Note is in the original principal amount of $667,643. The original liability and related asset have been reduced by the amount of the Contingency Note and the amounts have been excluded from the accompanying statements of cash flows. No amounts will be due under this note unless there is a default of either the A-Note or the B-Note. Upon such a default, the entire principal balance and accrued interest at the rate of seven (7%) percent per annum would be due.

Unsecured claims of $1,000 or less were paid in full on June 30, 1994. Creditors with unsecured claims greater than $1,000 received promissory notes on June 30, 1994, for their principal balance at the petition date plus accrued interest. These notes were issued pursuant to a trust indenture and are secured by certain real and personal property owned by the Company. The notes call for the following: (i) quarterly payments of interest at prime plus 1%, (ii) quarterly principal payments from available proceeds of asset sales, if any, after certain deductions described in the Plan of Reorganization, (iii) minimum principal payments (including those from asset sales) of $4,250,000 within six months of the confirmation date and $6,700,000 cumulative within twelve months of the confirmation date, (iv) annual principal payments beginning April 30, 1995 of 75% of "Free Cash Flow" from the previous fiscal year as specifically defined in the Plan of Reorganization and (v) beginning one year after confirmation, minimum quarterly payments of principal and interest using a 20 year amortization schedule. The Company paid the entire required first year principal payment of $6,700,000 on these promissory notes on June 30, 1994. In accordance with the Plan of Reorganization, institutional lenders (banks) received 36% of the payment, which was approximately 19% of the principal amount of their notes. Non-institutional creditors received 64% of the payment, which was approximately 39% of the principal amount of their notes. The notes will mature five years from the confirmation date. They have been issued under an indenture governed by the Trust Indenture Act of 1939, and this indenture requires the Company to comply with certain financial and other covenants until the notes are paid in full.

The original total long-term debt balance of approximately $29.4 million was reclassed from liabilities subject to compromise to long-term debt. This transaction has been excluded from the accompanying statements of cash flows.


Note D:   Inventories

Inventories consist of the following:

                                       Jun 30, 1994  Dec 30, 1993
Merchandise                             $7,571,960    $7,255,543
Gasoline                                 2,307,253     2,355,057

Total Inventories FIFO Basis             9,879,213     9,610,600

Excess of FIFO cost over LIFO values    (2,589,730)   (2,506,325)

Total Inventories LIFO Basis            $7,289,483    $7,104,275


Note E:   Accounting Policies

There have been no changes in accounting policies from those stated in the 1993 annual report.

Note F:   Long-Term Debt:

Long-term debt consisted of the following at June 30, 1994:
Secured notes payable to holders of Class 7
 General Unsecured Claims as defined in the
 Company's Plan of Reorganization.                    $16,043,121

Estimated Class 7 General Unsecured Claims that
 are contested as of June 30, 1994.                       468,353

Notes payable to holders of Class 2 Priority
 Tax Claims as defined in the Company's Plan of
 Reorganization with quarterly principal payments
 through December 1998, interest at 7.0%.               3,482,954

Secured  notes  payable with monthly  principal
 payments and interest at 7.0% for the purchase
 of 10 stores previously leased under capitalized
 leases.                                                2,440,311

                                                      $22,434,739

Less Current Portion                                     (911,763)

Total                                                 $21,522,976

See Note C to the Condensed Financial Statements for a more detailed discussion of the above note issuances.


Note G:  Accounts Payable and Accrued Expenses

As of June 30, 1994, accounts payable and accrued expenses include Chapter 11 administrative professional fees totaling $4,706,000 which will be required to be paid within ten days after the entry of a final order allowing such administrative claim.


Note H:  Litigation

In January 1991, the Company was named in a lawsuit filed in the Circuit Court of Montgomery County, Alabama, under the caption of Wright vs. Winn Dixie, et al. The complaint brings a class action on behalf of all consumers who have purchased either beer, wine or tobacco products against virtually every retailer in the State of Alabama which sells these products. The complaint alleges that a substantial portion of the "retail price" of beer, wine and tobacco products is state beer, wine or tobacco taxes. The complaint alleges that these state taxes are customarily incorporated into the "retail price" of such products. The defendants each charged consumer state and local sales taxes on the "retail price" without first deducting other state taxes which the complaint alleges results in "double taxation" in violation of state law. The complaint seeks injunctive relief and money damages. There is no specific amount requested in the plaintiff's complaint. The court granted the plaintiffs a summary judgment by ruling that the Company, as well as the other defendants, had been improperly assessing sales tax upon excise taxes. However, the court did not have sufficient facts to determine if the plaintiffs had a legal remedy and, therefore, did not award damages. The Supreme Court of Alabama affirmed the trial court decision and remanded the case to the trial court for further proceedings. In April 1992, after the court's decision, the Alabama legislature passed an act, effective immediately and to be applied retroactively, clarifying that retailers, have historically collected sales tax in the proper manner and are to continue to collect sales tax in the same manner. The application of this act to the Company and other defendants is in doubt due to the judgment previously entered against the Company in this case. The defendants have filed third-party complaints against the State of Alabama, Department of Revenue, so that if the Company were liable for damages, relief can be sought from the State. A Settlement Agreement has been signed on behalf of all of the parties which will resolve this case without any additional material out-of-pocket cost to the Company, as the state will allow the Company a credit against sales taxes due to the state and the amount of the credit will be paid by the Company to settle the case. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements. The Settlement Agreement has been approved by the Bankruptcy Court but has not yet received final approval by the Alabama trial court.

Four of the Company's former officers have filed administrative claims totaling approximately $850,000 against the Company resulting from the alleged breach of employment contracts. The Company has filed objections to the claims and these matters are still pending before the Bankruptcy Court. The Bankruptcy Court has denied the Motions for Administrative Claims of Mike Dreggors and James Burkhalter. Messrs. Dreggors and Burkhalter have filed a Motion for Leave to File an Interlocutory Appeal. This Motion is pending before the Bankruptcy Court. Cross-motions for summary judgment are also pending before the Bankruptcy Court with regard to the administrative claim of Lenard Miller, the Company's former President. The Company has tentatively reached a settlement with regard to the claim of Peter Freix. In the event the Bankruptcy Court determines that Messrs. Miller's or Freix's claims are administrative claims or in the event Messrs. Dreggors and Burkhalter's Motion is granted and they prevail on appeal, the claims will be entitled to priority status for purposes of payment under the Company's Plan or Reorganization confirmed by the Bankruptcy Court on May 12, 1994. In the event the Bankruptcy Court finds that the claims are not entitled to administrative priority status, then the claims will be treated as general unsecured claims and may be subject to certain reductions by virtue of the limitations imposed by the Bankruptcy Code or other applicable law.

In the normal course of conducting its business, the Company is involved in various other litigation arising from general liability, workers' compensation, equal employment and other claims. In the opinion of management, the resolution of these cases will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.


Note I:  Commitments and Contingencies

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

During 1992, the Company engaged an environmental engineering firm to perform an assessment of its sites. As a result of this firm's findings, the Company has accrued approximately $1,115,000 at June 30, 1994 for costs to be incurred by the Company for site assessment and remediation services which are not eligible for reimbursement under the state trust funds. The Company's accrual is based on estimates made by the independent environmental engineering firm and internal environmental staff with regard to the cost of assessment and remediation required at particular sites. As of June 30, 1994, future costs are estimated as follows:

     Remainder of 1994    $345,000
                  1995     410,000
                  1996     120,000
                  1997     120,000
                  1998     120,000

               Total    $1,115,000

In   addition   to   the   above,  the   Company's   outside
environmental engineering and consulting firm has  estimated that total costs for assessment and remediation services  at open  and  closed sites which are eligible for reimbursement
under   the  state  trust  funds  will  total  approximately
$18,300,000  through 1998.  These costs relate primarily  to existing  contamination  from overfill,  spill  and  release
incidents.   The  Company has executed agreements  with  two
third  party  remediation  contractors  (the  "Contractors")
which will be responsible for assessment and remediation  of these  contaminated sites as well as filing the  appropriate applications for state trust fund reimbursements.  Under the terms of the agreements, the Contractors will be compensated for  services out of the state trust fund reimbursements and the  Company  will only be responsible for  the  payment  of interest for costs the Contractors have invested if  certain contingencies  occur under a state trust  fund  which  would preclude  interest payments by the fund, and for  assessment and  remediation costs for sites determined to be ineligible for trust fund reimbursement.


Note J:  Gain on Sale of Property and Equipment

The  second  quarter  1994  gain on  sale  of  property  and equipment  of  $1,037,000  is  primarily  a  result  of  the
Company's  closing and sale of assets of  21  of  its  store
locations and the disposal of the Company aircraft.   Eleven
of  these 21 locations were sold as a group to Express Lane,
a  Panama  City based convenience store chain, in  June.   A
similar gain of $1,071,000 was recognized by the Company  in first  quarter 1994 when the Company sold the assets  at  25 locations located primarily in the central Florida area.


Note K:  Reorganization Items

In connection with its Chapter 11 filing, the Company recorded second quarter reorganization items which included a gain on sale of property and equipment (See Note J), $358,000 in professional fees related to the Company's reorganization efforts, and a credit to other restructuring charges of $57,000 resulting from the Company's continued process of reconciliation of creditor claims.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


FINANCIAL CONDITION AND LIQUIDITY

Cash flow for the second quarter of 1994 was approximately a
negative   $2,802,000,  after  the  use   of   approximately
$6,992,000 for payment of long-term debt.  This decrease was partially  offset  by  an increase in  cash  from  operating activities  of  approximately $2,888,000,  a  result  of  an increase  in accounts payable and accrued expenses,  coupled with  an  increase  in  cash from  investing  activities  of approximately  $1,302,000,  principally  from  the  sale  of assets for $1,900,000 in cash.

For a description of the Company's successful emergence from
Chapter   11  of  the  Federal  Bankruptcy  Code   and   the
restructuring of the Company's liabilities effected  by  its
Plan  of  Reorganization, see Notes C and F of the Notes  to
Condensed Financial Statements.

The  Company's  Plan of Reorganization calls for  a  smaller reorganized  entity,  operating at lower  relative  overhead
levels.   The Plan of Reorganization calls for the  sale  of
all  of the Company's non-operating real property, the sale,
sublease   or  closure  of  approximately  34  more   stores
beginning with the store count of 211 at June 30, 1994,  and full  payment  of  all  pre-petition  creditors  over  time.
Payments to these creditors are to be made from the proceeds of  future  asset  sales, after deduction of  certain  items described  in  the Plan of Reorganization, and  from  future cash  flow from operations.  In furtherance of this Plan  of
Reorganization,  on February 1, 1994, the  Company  sold  21 stores  in  central Florida for aggregate  consideration  of approximately $5,000,000.  The Company also sold  11  stores in  Georgia on June 1, 1994, for aggregate consideration  of
$1,200,000, and has sold several other individual stores for small dollar amounts.  The Company believes that its current cash  on hand and funds to be generated from operations  and asset  sales  will be adequate to cover its  operations  and required Plan of Reorganization payments.  Remaining Plan of
Reorganization   payments  include  estimated   Chapter   11
administrative items of approximately $4,706,000, which   the
Company  anticipates  paying  later  in   1994. However,  the
long-term  liquidity  and  adequacy  of the Company's capital resources cannot be determined.


RESULTS OF OPERATIONS

Revenues

During  the  last  two quarters of 1993 and  the  first  two
quarters   of  1994,  no  stores  were  opened  while   four
supermarkets and 65 convenience stores were closed or  sold.
The  average number of stores in operation during the second quarter  of  1994  was 227 compared to  276  in  the  second
quarter  of  1993.   Data discussed below  as  "same  store"
includes  data  from the same stores during  the  comparable
periods.   On  June  30,  1994,  the  Company  operated  211
convenience stores in Florida, Alabama, Mississippi, Georgia and Louisiana.

Total Revenues
(In Thousands)
                         Thirteen Weeks Ended       Twenty-Six Weeks Ended

                       June 30, July 1,   % of      June 30, July 1,   % of
                        1994     1993    Change      1994     1993    Change
Merchandise and
 Other Revenue Items   $24,119  $31,293  (22.9%)    $45,863  $58,330  (21.4%)
Gasoline Revenues       20,529   26,902  (23.7%)     39,844   49,139  (18.9%)

Total Revenues         $44,648  $58,195  (23.3%)    $85,707 $107,469  (20.2%)

Gas Gallons             20,340   25,918  (21.5%)     40,306   47,877  (15.8%)


During the thirteen weeks ended June 30, 1994, total revenues decreased approximately $13,547,000 compared to the same period of the previous year. Gasoline sales decreased approximately $6,373,000 due primarily to a decrease in the number of stores, coupled with a decrease in the average retail selling price of gasoline. Merchandise revenues decreased approximately $7,174,000 due primarily to the sale of the Company's four supermarkets and the closing or sale of 65 convenience stores.

Merchandise revenues include merchandise sales as well as revenues from amusement machines, video rentals, service charges, money order commissions, lottery commissions, telephone commissions and other miscellaneous items. The $7,174,000 decrease in merchandise revenues for the thirteen week period is comprised of a $7,111,000 decrease in merchandise sales coupled with a decrease in other revenue items of approximately $63,000. On a same store basis, merchandise revenues increased approximately $423,000 or 1.9% over the comparable period of the prior year. This increase is comprised of an increase in merchandise sales of approximately $381,000 and an increase in other revenue items of approximately $42,000.

The increase in other revenue items is due primarily to an increase in lottery commissions of approximately $95,000, offset by decreases in video income and amusement machine commissions of approximately $39,000 and $11,000, respectively.

Gasoline revenues accounted for 46.0% of total revenues in the second quarter of 1994 compared to 46.2% in the second quarter of 1993. The 23.7% decrease in gasoline revenues for the thirteen week period ended June 30, 1994, is due to a decrease in volume and a reduced average retail selling price. The decrease in volume is partially a result of fewer locations selling gasoline. The number of gallons sold decreased by approximately 5,578,000 gallons in the second quarter of 1994 compared to the prior year. On a same store basis, gasoline revenues decreased approximately $1,459,000 or 7.0% and gasoline gallons decreased approximately 759,000 or 3.8% over the comparable period of 1993.

For the twenty-six week period ending June 30, 1994, merchandise revenues decreased approximately $12,467,000, a function of fewer operating locations. This decrease consists of a decrease in merchandise sales of approximately $11,919,000 or 21.2% and a decrease in other revenue items of approximately $548,000 or 25.8%. On a same store basis, merchandise revenues increased approximately $1,468,000. This consists of an increase in merchandise sales of approximately $1,585,000 or 4.0%, partially offset by a decrease in other revenue items of approximately $117,000 or 8.6%.

For the twenty-six week period ending June 30, 1994, gasoline revenues decreased approximately $9,295,000. The number of gallons sold decreased by approximately 7,572,000 gallons. On a same store basis, gasoline revenues decreased approximately $1,249,000 or 3.3% and gallons sold decreased by approximately 203,000 gallons or .6%.

Gross Profit

Total Gross Margin Rate
                                        Thirteen        Twenty-Six
                                      Weeks Ended       Weeks Ended
                                    June 30, July 1,  June 30, July 1,
                                      1994    1993      1994    1993
Merchandise and Other Revenue Items  33.1%    30.6%    33.0%   30.4%

Gasoline                              9.0%     8.8%    10.2%    9.0%

Total                                22.0%    20.5%    22.4%   20.6%

Gasoline Gross Margin/Gallon        $0.091   $0.091   $0.101   $0.093


Gross profit on merchandise sales and other revenue items for the second quarter of 1994 decreased approximately $1,587,000 as compared to the second quarter of 1993. The decrease is a result of a decrease in gross profit from merchandise sales of approximately $1,583,000, coupled with a decrease in gross profit from other revenue items of approximately $4,000. The decrease in gross profit as compared to the prior year for merchandise sales is due primarily to the sale of the Company's four supermarkets and the closing or sale of 65 convenience stores which resulted in a reduced sales base. However, the Company is experiencing higher gross margin percentages due to the sale of the supermarkets (which had significantly lower gross margin percentages than the convenience stores), together with actions and programs the Company began implementing in the second half of 1993. These actions include developing new product categories and expanding and improving the product mix in existing product categories, changing store and walk-in cooler layouts to encourage the purchase of higher margin items and training of field and store management on proper purchasing procedures to lower costs. On a same store basis, gross profit on merchandise sales and other revenue items increased approximately $373,000 or 5.2%. The increase is a result of an increase of approximately $310,000 or 4.6% in merchandise sales coupled with an increase of approximately $63,000 or 13.8% in other revenue items.

Gross profit from gasoline sales decreased approximately $518,000 in the second quarter of 1994 as compared to 1993. This decrease is a function of a decrease in volume sold. On a same store basis, gasoline gross profit decreased approximately $127,000 or 6.5%. This decrease is a function of reduced volume and a $.003 decrease in gross profit per gallon. The gasoline market is significantly influenced by external factors affecting world petroleum markets which causes gross profit per gallon to be extremely volatile. A similar decrease in gross profit per gallon was experienced industry wide.

For the twenty-six week period ending June 30, 1994, gross profit on merchandise sales and other revenue items decreased approximately $2,598,000 or 14.6%. This decreased is comprised of decreases in merchandise sales and other revenue items of approximately $2,169,000 and $429,000, respectively. On a same store basis, gross profit on merchandise sales and other revenue items increased approximately $890,000. This increase is comprised of an increase in merchandise sales of approximately $964,000 partially offset by a decrease in other revenue items of approximately $74,000.

For the twenty-six week period ending June 30, 1994, gross profit from gasoline sales decreased approximately $357,000 or 8.0%. On a same store basis, gross profit from gasoline sales decreased approximately $253,000 or 6.9%.



Selling, General and Administrative Expenses

Selling, general and administrative expenses were 21.3% of total revenues in the second quarter of 1994 compared to
18.9% during the same period of the previous year. This increase is primarily due to an increase in salaries and wages as a percent of total revenues, coupled with some loss of economies of scale associated with the closing of 65 convenience stores. The increase in salaries and wages as a percent of total revenues is primarily a result of increased store labor hours added to support the sales plan, two clerk coverage required in 30 additional stores by the Florida Convenience Store Security Act of 1993 and additional labor hours used to provide security in stores not mandated by the Security Act. The increase is also attributable to an increase in overhead salaries due to unfilled management positions during the second quarter of 1993 which were filled in the third quarter of 1993. As the Company continues to downsize in accordance with the Plan of
Reorganization, additional overhead positions will be eliminated. Management is also currently revising store labor hour allocations in an effort to reduce store labor costs.

Although selling, general and administrative expenses as a percent of revenues increased, selling, general and administrative expenses for the second quarter decreased approximately $1,471,000 compared to the second quarter of 1993. Selling, general and administrative expenses for the second quarter of 1994 were approximately $9,502,000 compared to approximately $10,973,000 for the second quarter of 1993. The decrease is attributable to the closing of 65 convenience stores and the sale of the four supermarkets. Decreases were experienced in salaries and wages, depreciation, electricity, professional fees, workers' compensation expense and payroll taxes included in selling, general and administrative expenses of approximately $471,000, $213,000, $183,000, $156,000, $136,000 and
$86,000, respectively, when compared to the previous year. These decreases were coupled with smaller decreases in other expense items.

Selling, general and administrative expenses for the twenty-six week period ended June 30, 1994, decreased approximately
$2,896,000 compared to the same period of the previous year.


Interest Expense

Interest expense, net of interest income, in the second quarter of 1994 increased by approximately $251,000 from the second quarter of 1993. For the twenty-six week period ending June 30, 1994, interest expense, net of interest income, increased approximately $477,000 over the prior year. In accordance with the Plan of Reorganization, during 1994 the Company is accruing interest on Class 7 General Unsecured Claims. Beginning May 12, 1994, the Confirmation Date, interest is also being accrued on notes payable to holders of Class 2 Priority Tax Claims. See Note F of the Notes to Condensed Financial Statements.


Reorganization Items

The reorganization expenses relate to the various administrative and other costs of operating under Chapter
11. The Company recorded a gain on reorganization items of approximately $735,000 for the second quarter of 1994 compared to an expense of approximately $706,000 for the second quarter of 1993. The decrease is primarily attributable to a decrease in professional fees of approximately $332,000 and an increase in gain from sale of property and equipment of approximately $1,024,000. For the twenty-six week period ending June 30, 1994, the Company recorded a gain on reorganization items of approximately
$1,474,000 compared to an expense of approximately $1,758,000 in the previous year.

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

The Company recorded a provision for income taxes of approximately $63,000 for the thirteen week period ended June 30, 1994. The provision is due principally to the Company's alternative minimum tax position. No provision for income taxes was recorded for the thirteen week period ended July 1, 1993 as the Company did not anticipate incurring a tax liability in 1993. For the twenty-six week period ending June 30, 1994, the Company recorded a provision for income taxes of approximately $167,000.


Net Earnings/Loss

The Company reported a net income for the second quarter of 1994 of approximately $664,000 or $.39 per share compared to net income of approximately $171,000 or $.10 per share in the second quarter of 1993. The Company reported a net income for the twenty-six week period ended June 30, 1994, of approximately $1,208,000 compared to a net loss of approximately $1,321,000 for the twenty-six week period ended July 1, 1993. Earnings per share is based on average outstanding common shares of 1,701,650 for all periods.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

For a description of the status of the Company's Chapter  11 proceeding, see Note C to Condensed Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

For  information  concerning $22,484,567  of  secured  notes issued pursuant to an indenture governed by the Trust Indenture Act of 1939, see Notes C and F of Notes to Condensed Financial Statements included elsewhere herein. This indenture contains various restrictions and limitations, including among others: requirements that the Company maintain Net Working Capital (as defined) greater than $1 million at all times, minimum levels of operating income and net worth, and minimum ratios of Debt (as defined) to Consolidated Total Capitalization (as defined); a limitation on capital expenditures; a prohibition against dividends with respect to the Company's common stock; and a prohibition against incurrence of certain liens and Debt.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     4.01 Trust Indenture dated June 21, 1994, between the
     Company and NationsBank of Florida, N.A., as Trustee.

(b)  Reports of Form 8-K.

     None

SIGNATURES



Pursuant to the requirements of the Securities Exchange  Act of  1934, the registrant has duly caused this report  to  be
signed   on   behalf  by  the  undersigned  thereunto   duly
authorized



                          Sunshine-Jr. Stores, Inc.
                          Registrant



April 28, 1995            By: R. M. Shouse
                              _____________________________________
                              R. M.  Shouse
                              President and Chief Executive Officer




April 28, 1995            By: Michael G. Ware
                              ______________________________________
                              Michael G. Ware
                              Principal Financial and
                               Accounting Officer