Form 10-Q/A
period 1994-09-29
SUNSHINE JR STORES INC
filed 1995-05-02
CIK 95479

FORM 10-Q/A

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                        AMENDMENT # 1
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period ended ____September  29,  1994__

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number 1-7441

____________________Sunshine-Jr. Stores, Inc._______________
   (Exact name of registrant as specified in its charter)

________Florida________________   _______59-0669576_________
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)     Identification No.)

_____109 West Fifth Street, Panama City, FL 32402___________
(Address of principal offices)               (Zip Code)

(Registrant's telephone number, including area code)
_____________(904) 769-1661_________________________

__________________________(Not Applicable)__________________
 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1994.

Common Stock          $.10 Par Value        1,701,650 shares

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
Sunshine-Jr. Stores, Inc.
(Unaudited)

                                        13 Wks Ended   13 Wks Ended  39 Wks Ended    39 Wks Ended
                                        Sep 29, 1994   Sep 30, 1993  Sep 29, 1994    Sep 30, 1993
                                        (as restated)                (as restated)
NET REVENUE                              $42,469,283   $55,645,209    $128,175,953   $163,114,027
Cost of sales and expenses:
  Cost of goods sold...................   32,214,253    42,911,917      98,692,406    128,196,562
  Selling, general, and administrative
   expense.............................    9,183,372    11,269,617      27,824,964     32,807,380
  Interest expense, net of interest
   income of $87,547 and $26,977 for
   the third quarters of 1994 and 1993
   and $322,056 and $42,852 for year
   to date 1994 and 1993, respectively.      318,547        28,459       1,004,691        237,689
                                          41,716,172    54,209,993     127,522,061    161,241,631

INCOME (LOSS) BEFORE REORGANIZATION
 ITEMS AND PROVISION FOR INCOME TAXES..      753,111     1,435,216         653,892      1,872,396

REORGANIZATION ITEMS:
 Professional fees.....................       86,570     1,137,854         735,146      2,827,945
 Net (gain)loss from sale of property
  and equipment........................       46,956         5,518      (2,060,673)        (9,166)
 Restructuring charges.................       40,271        14,376          24,902         97,055
                                             173,797     1,157,748      (1,300,625)     2,915,834

INCOME(LOSS) BEFORE PROVISION FOR
 INCOME TAXES..........................      579,314       277,468       1,954,517     (1,043,438)

PROVISION FOR INCOME TAXES:
 Current...............................      255,862             0         422,903              0
 Deferred..............................            0             0               0              0
                                             255,862             0         422,903              0

NET INCOME(LOSS).......................     $323,452      $277,468      $1,531,614    ($1,043,438)
INCOME (LOSS) PER COMMON SHARE:
  Net Income(Loss).....................        $0.19         $0.17           $0.90         ($0.61)

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
(Unaudited)
                                              September 29    December 30
                                                  1994            1993
                                              (as restated)
ASSETS
CURRENT ASSETS:
 Unrestricted cash and cash equivalents.....   $11,585,936    $10,243,371

 Restricted cash............................       487,660      3,497,602

 Accounts receivable, less allowances for
 doubtful accounts of $9,000 and $18,000
 in 1994 and 1993, respectively.............     2,084,782      2,277,532

Inventories:
 Inventories - FIFO basis...................     9,796,578      9,610,600
 Less LIFO reserve..........................    (2,688,730)    (2,506,325)
 Total inventories..........................     7,107,848      7,104,275

 Properties held for sale...................       550,946      3,809,108
 Deferred income tax asset..................       894,000        894,000
 Prepaid expenses and other current assets..     1,362,221      1,761,005
  TOTAL CURRENT ASSETS......................    24,073,393     29,586,893

PROPERTY AND EQUIPMENT, at cost:
 Land.......................................     6,927,541      7,459,790
 Buildings..................................    12,354,990     13,442,282
 Fixtures and equipment.....................    22,534,336     26,102,620
 Leaseholds and improvements................     4,518,072      4,985,764
                                                46,334,939     51,990,456

 Less allowances for depreciation and
  amortization..............................   (24,740,060)   (27,864,894)
                                                21,594,879     24,125,562

OTHER ASSETS:
 Properties held for sale, net..............     3,716,877      3,777,876
 Other......................................       621,992        417,195

                                               $50,007,141    $57,907,526

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
(Unaudited)
                                              September 29    December 30
                                                  1994           1993
                                              (as restated)
LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses......   $16,099,559    $17,229,055
 Current portion of long-term debt..........     1,011,634              0
  TOTAL CURRENT LIABILITIES.................    17,111,193     17,229,055

LIABILITIES SUBJECT TO COMPROMISE...........             0     29,402,891

DEFERRED INCOME TAXES.......................       894,000        894,000

NONCURRENT LIABILITIES......................       462,500        770,000

LONG-TERM DEBT, less current portion........    20,396,254              0

COMMITMENTS AND CONTINGENCIES
  (Note I)

STOCKHOLDERS' EQUITY:
 Common stock, $.10 par value; 3,000,000
  shares authorized, 1,701,650 shares issued
  and outstanding...........................       170,165        170,165
 Additional paid-in capital.................     5,124,245      5,124,245
 Retained earnings..........................     5,848,784      4,317,170
TOTAL STOCKHOLDERS' EQUITY                      11,143,194      9,611,580











                                               $50,007,141    $57,907,526

*See notes to condensed financial statements.

STATEMENTS OF CASH FLOWS
Sunshine-Jr. Stores, Inc.

                                           13 Wks Ended   13 Wks Ended  39 Wks Ended  39 Wks Ended
                                           Sep 29, 1994   Sep 30, 1993  Sep 29, 1994  Sep 30, 1993
                                          (as restated)                 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                              $323,452      $277,468    $1,531,614   ($1,043,438)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities before
 reorganization and restructuring
 items:
 Depreciation and amortization..........       679,643       869,305     2,076,975     2,686,924
 Pre-confirmation interest expense on
  Class 7 Notes Payable.................             0             0       705,890             0
 Changes in assets and liabilities:
  (Increase) decrease in accounts
    receivable..........................      (137,834)     (481,887)      192,750    (1,103,194)
  (Increase) decrease in inventories....       181,635     1,367,918        (3,573)      457,563
  (Increase) decrease in prepaid
   expenses and other assets............      (248,070)      442,772       160,800     1,069,554
  Increase (decrease) in accounts
   payable and accrued expenses.........    (1,366,605)    2,874,158    (1,199,636)    3,934,365
  Increase (decrease) in noncurrent
   liabilities..........................      (106,469)      129,020      (307,500)     (524,389)
Total adjustments before reorganization
 and restructuring items................      (997,700)    5,201,286     1,625,706     6,520,823
Adjustments due to reorganization and
 restructuring items:
 (Gain) loss on sale of property and
  equipment.............................        46,956         5,518    (2,060,673)       (9,166)
 Restructuring charges..................        40,271        45,928        24,902       128,607
 Payment of restructuring items and
  professional fees related to
  reorganization........................      (360,573)      (23,660)     (695,106)      (23,660)
 Professional fees incurred related to
  reorganization........................        86,570     1,129,962       735,146     2,820,053
Total adjustments due to reorganization
 and restructuring items................      (186,776)    1,157,748    (1,995,731)    2,915,834
Total adjustments.......................    (1,184,476)    6,359,034      (370,025)    9,436,657
 Net cash provided by (used in)
  operating activities..................      (861,024)    6,636,502     1,161,589     8,393,219
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.....      (959,445)     (368,433)   (1,791,984)     (895,620)
 Proceeds from sale of property and
  equipment related to reorganization
  items.................................        46,661     1,313,840     6,977,667     1,342,240
 Collections of notes and loans
  receivable, net.......................         1,500         2,882        33,187        78,945
  Net cash provided by (used in)
   investing activities.................      (911,284)      948,289     5,218,870       525,565
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
  debt..................................             0             0             0             0
 Payments on long-term debt and
  capital lease obligations.............    (1,026,851)            0    (8,047,836)            0
  Net cash used in financing activities.    (1,026,851)            0    (8,047,836)            0
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.......................    (2,799,159)    7,584,791    (1,667,377)    8,918,784
UNRESTRICTED AND RESTRICTED CASH AND
 CASH EQUIVALENTS, BEGINNING OF PERIOD..    14,872,755     3,261,713    13,740,973     1,927,720
UNRESTRICTED AND RESTRICTED CASH AND
 CASH EQUIVALENTS, END OF PERIOD........   $12,073,596   $10,846,504   $12,073,596   $10,846,504

*See notes to condensed financial statements.

                  SUNSHINE-JR. STORES, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS


September 29, 1994


Note A:   Basis of Presentation

The accompanying unaudited financial statements of Sunshine-Jr. Stores, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended September 29, 1994 are not necessarily indicative of the results that may be expected for the year ending December 29, 1994. Certain reclassifications have been made in the 1993 financial statements to conform to the 1994 presentation. For further information, refer to the audited financial statements and footnotes attached thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1993.

Note B:   Restatement of Previously Reported Amounts

Subsequent to the issuance of its financial statements for the thirteen weeks ended September 29, 1994, the Company discovered an error in the workers' compensation expense accrual. Accordingly, the September 29, 1994 financial statements have been restated to correct this error, the effect of which decreased the previously reported net income for the thirteen weeks ended September 29, 1994 from $603,452, or $.35 per share to $323,452 or $.19 per share.
For the thirty-nine weeks ended September 29, 1994, the previously reported net income increased from $231,614, or $.14 per share to $1,531,614, or $.90 per share.

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

According to the Plan of Reorganization, administrative claims as defined in the Bankruptcy Code were paid on or about June 29, 1994, except for approximately $4,814,000 of remaining claims as of September 29, 1994, that will be paid within ten days after the entry of a final order allowing such administrative claim. Priority tax claims will be paid, together with post-confirmation interest at seven (7%) percent per annum, over six years from the date of assessment of each claim, or five years from the Effective Date, whichever occurs first.

The secured claim of 7-Shine Corporation concerning ten Mississippi convenience stores was handled by issuing three secured promissory notes (A-Note, B-Note and Contingency
Note).   The  A-Note  was issued in the  original  principal
amount of $1,821,917. It bears interest commencing September 1, 1993, at the rate of seven (7%) percent per annum, and is payable in equal monthly installments of principal and interest of $12,121. The note will mature on September 2, 2000, at which time all remaining principal and interest will be due. The Company has been making monthly payments in the amount of $12,121 since September 1, 1993, and the balance of the A-Note has been reduced by the $18,5252 portion of such payments attributable to principal. The B-Note was issued in the original amount of $633,726. Commencing September 1, 1994, the B-Note bears interest at the rate of seven (7%) percent per annum, and no interest accrued prior to September 1, 1994. Commencing October 1, 1994, the Company will pay monthly installments of principal and interest of $4,259. The note will mature on September 1, 2000, at which time all remaining principal and interest will be due. The Contingency Note was issued in the original principal amount of $667,643. The original liability and related asset have been reduced by the amount of the Contingency Note and the amounts have been excluded from the accompanying statements of cash flows. No amounts will be due under this note unless there is a default of either the A-Note or the B-Note. Upon such a default, the entire principal balance and accrued interest at the rate of seven (7%) percent per annum would be due.

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

The Company paid the entire required first year principal payment of $6,700,000 on these promissory notes on June 30, 1994. Of this amount, $253,000 was held in reserve by the Trustee for potential payments against disputed claims which, when resolved, may result in issuance of future notes. In accordance with the Plan of Reorganization, institutional lenders (banks) received 36% of the payment, which was approximately 19% of the principal amount of their notes. Non-institutional creditors received 64% of the payment, which was approximately 39% of the principal amount of their notes. On September 29, 1994, the Company paid an additional $855,000 from asset sale proceeds against the principal amount of notes and reserves, with $32,000 of this amount held in reserve by the Trustee for potential payments against future notes. In accordance with the Plan of Reorganization, all creditors (both institutional and non-institutional creditors) received pro-rata payments based on their current principal balances.

The notes will mature five years from the confirmation date. They have been issued under an indenture governed by the Trust Indenture Act of 1939, and this indenture requires the Company to comply with certain financial and other covenants until the notes are paid in full.

The original total long-term debt balance of approximately $29.4 million was reclassed from liabilities subject to compromise to long-term debt on the Effective Date. This transaction has been excluded from the accompanying statements of cash flows for the thirty-nine weeks ended September 29, 1994.

Note D:   Inventories

Inventories consist of the following:

                                         Sep 29, 1994    Dec 30, 1993
Merchandise                               $7,224,443      $7,255,543
Gasoline                                   2,572,135       2,355,057

Total Inventories FIFO Basis               9,796,578       9,610,600

Excess of FIFO cost over LIFO values      (2,688,730)     (2,506,325)

Total Inventories  LIFO Basis             $7,107,848      $7,104,275

Note E:   Accounting Policies

There have been no changes in accounting policies from those stated in the 1993 annual report.


Note F:   Long-Term Debt:

Long-term debt consisted of the following at
 September 29, 1994:
Secured notes payable to holders of Class 7
 General Unsecured Claims as  defined  in  the
 Company's Plan  of Reorganization.                     $15,220,886

Estimated liability for Class 7 General Unsecured
 Claims that are contested as of September 29, 1994.        468,353

Notes payable to holders of Class 2 Priority Tax
 Claims as defined in the Company's  Plan  of
 Reorganization with quarterly principal payments
 through December 1998, interest at 7.0%.                 3,283,114

Secured notes payable with monthly principal payments
 and interest at 7.0% for the purchase of 10 stores
 previously leased under capitalized leases.              2,435,535

                                                        $21,407,888

Less Current Portion                                     (1,011,634)

Total                                                   $20,396,254

See Note C to the Condensed Financial Statements for a more detailed discussion of the above note issuances.


Note G:  Accounts Payable and Accrued Expenses

As of September 29, 1994, accounts payable and accrued expenses include Chapter 11 administrative professional fees totaling $4,814,000 which will be required to be paid within ten days after the entry of a final order allowing such administrative claim.


Note H:  Litigation

On July 29, 1994, the Company finalized a settlement agreement that resolved Wright v. Winn-Dixie et al. without any material cost to the Company by allowing the Company a credit against state sales taxes equal to the settlement amount.

Four of the Company's former officers have filed administrative claims totaling approximately $850,000 against the Company resulting from the alleged breach of employment contracts. The Company has filed objections to the claims and these matters are still pending before the Bankruptcy Court. The Bankruptcy Court has denied the Motions for Administrative Claims of Mike Dreggors and James Burkhalter. Messrs. Dreggors and Burkhalter have filed a Motion for Leave to File an Interlocutory Appeal. This Motion is pending before the Bankruptcy Court. Although the Bankruptcy Court has denied Messrs. Dreggors and Burkhalter's request to treat their claims as priority administrative claims, the Bankruptcy Court has not ruled on the validity of the claims. In addition, Lenard Miller has filed an appeal of the July 21, 1994 Bankruptcy Court's order which permitted to Company to reject the unassumed provision of Miller's employment contract, including Miller's severance provisions. Cross-motions for summary judgment are also pending before the Bankruptcy Court with regard to the administrative claim of Lenard Miller, the Company's former President. The Company has tentatively reached a settlement with regard to the workers' compensation and administrative claim of Peter Freix for $30,000. A motion to compromise the controversy has been filed with the Bankruptcy Court. In the event the Bankruptcy Court determines that Mr. Miller's claim is an administrative claim or in the event Messrs. Dreggors and Burkhalter's Motion is granted and they prevail on appeal, the claims will be entitled to priority status for purposes of payment under the Company's Plan or Reorganization confirmed by the Bankruptcy Court on May 12, 1994. In the event the Bankruptcy Court finds that the claims are not entitled to administrative priority status, then the claims will be treated as general unsecured claims and may be subject to certain reductions by virtue of the limitations imposed by the Bankruptcy Code or other applicable law.

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

During 1992, the Company engaged an environmental engineering firm to perform an assessment of its sites. As a result of this firm's findings, the Company has accrued approximately $1,107,000 at September 29, 1994 for costs to be incurred by the Company for site assessment and remediation services which are not eligible for reimbursement under the state trust funds. The Company's accrual is based on estimates made by the independent environmental engineering firm and internal environmental staff with regard to the cost of assessment and remediation required at particular sites. As of September 29, 1994, future costs are estimated as follows:

     Remainder of 1994    $337,000
                  1995     410,000
                  1996     120,000
                  1997     120,000
                  1998     120,000

       Total            $1,107,000

In addition to the above, the Company's outside environmental engineering and consulting firm has estimated that total costs for assessment and remediation services at open and closed sites which are eligible for reimbursement under the state trust funds will total approximately $18,300,000 through 1998. These costs relate primarily to existing contamination from overfill, spill and release incidents. The Company has executed agreements with three third party remediation contractors (the "Contractors") which will be responsible for assessment and remediation of these contaminated sites as well as filing the appropriate applications for state trust fund reimbursements. Under the terms of the agreements, the Contractors will be compensated for services out of the state trust fund reimbursements and the Company will only be responsible for the payment of interest for costs the Contractors have invested if certain contingencies occur under a state trust fund which would preclude interest payments by the fund, and for assessment and remediation costs for sites determined to be ineligible for trust fund reimbursement.


Note J:  Gain on Sale of Property and Equipment

The  third  quarter  1994  loss  on  sale  of  property  and equipment of $47,000 is primarily a result of the finalization of the Company's closing and sale of assets of 11 of its store locations sold as a group in June. A gain of $1,037,000 recorded in second quarter 1994 was primarily the result of the Company's closing and sale of assets of 21 of its locations and the disposal of the Company aircraft. A similar gain of $1,071,000 was recognized by the Company in first quarter 1994 when the Company sold the assets at 25 locations located primarily in the central Florida area.


Note K:  Reorganization Items

In connection with its Chapter 11 filing, the Company recorded third quarter reorganization items which included a gain on sale of property and equipment (See Note J), $87,000 in professional fees related to the Company's reorganization efforts, and other restructuring charges of $40,000 resulting from the Company's continued process of reconciliation of creditor claims.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


FINANCIAL CONDITION AND LIQUIDITY

Cash flow for the third quarter of 1994 was approximately a negative $2,799,000, after the use of approximately $1,027,000 for payment of long-term debt, approximately $911,000 for investing activities, primarily the purchase of property and equipment, and approximately $861,000 for operating activities. The use of cash for operating activities is due primarily to a decrease in accounts payable and accrued expenses of approximately $1,562,000.

For a description of the Company's successful emergence from Chapter 11 of the Federal Bankruptcy Code and the restructuring of the Company's liabilities effected by its Plan of Reorganization, see Notes C and F of the Notes to Condensed Financial Statements.

The Company's Plan of Reorganization calls for a smaller reorganized entity, operating at lower relative overhead levels. The Plan of Reorganization calls for the sale of all of the Company's non-operating real property, the sale, sublease or closure of approximately 29 more stores beginning with the store count of 206 at September 29, 1994, and full payment of all pre-petition creditors over time. Payments to these creditors are to be made from the proceeds of future asset sales, after deduction of certain items described in the Plan of Reorganization, and from future cash flow from operations. In furtherance of this Plan of Reorganization, on February 1, 1994, the Company sold 21 stores in central Florida for aggregate consideration of approximately $5,000,000. The Company also sold 11 stores in Georgia on June 1, 1994, for aggregate consideration of $1,200,000, and has sold several other individual stores for small dollar amounts. The Company believes that its current cash on hand and funds to be generated from operations and asset sales will be adequate to cover its operations and required Plan of Reorganization payments. Remaining Plan of Reorganization payments include estimated Chapter 11 administrative items of approximately $4,814,000, which the Company anticipates paying later in 1994 and in the first half of 1995. However, the long-term liquidity and adequacy of the Company's capital resources cannot be determined.


RESULTS OF OPERATIONS

Revenues

During the last quarter of 1993 and the first three quarters of 1994, no stores were opened while 56 convenience stores were closed or sold. The average number of stores in operation during the third quarter of 1994 was 206 compared to 272 in the third quarter of 1993. Data discussed below as "same store" includes data from the same stores during the comparable periods. On September 29, 1994, the Company operated 206 convenience stores in Florida, Alabama, Mississippi, Georgia and Louisiana.

Total Revenues
(In Thousands)
                        Thirteen Weeks Ended       Thirty-Nine Weeks Ended

                       Sep 29,  Sep 30,   % of     Sep 29,   Sep 30,   % of
                        1994     1993    Change     1994      1993    Change
Merchandise and Other
 Revenue Items         $22,594  $29,564  (23.6%)   $68,457   $87,864  (22.1%)
Gasoline Revenues       19,875   26,081  (23.8%)    59,719    75,220  (20.6%)

Total Revenues         $42,469  $55,645  (23.7%)  $128,176  $163,114  (21.4%)

Gas Gallons             18,368   25,456  (27.8%)    58,673    73,333  (20.0%)

During the thirteen weeks ended September 29, 1994, total revenues decreased approximately $13,176,000 compared to the same period of the previous year. Gasoline sales decreased approximately $6,206,000 due primarily to a decrease in the number of stores. Merchandise revenues decreased approximately $6,970,000 due primarily to the closing or sale of 56 convenience stores and the sale of the Company's four supermarkets during the third quarter of 1993.

Merchandise revenues include merchandise sales as well as revenues from amusement machines, video rentals, service charges, money order commissions, lottery commissions, telephone commissions and other miscellaneous items. The $6,970,000 decrease in merchandise revenues for the thirteen week period is comprised of a $6,700,000 decrease in merchandise sales coupled with a decrease in other revenue items of approximately $270,000. On a same store basis, merchandise revenues increased approximately $73,000 or .3% over the comparable period of the prior year. This increase is comprised of an increase in merchandise sales of approximately $131,000 partially offset by a decrease in other revenue items of approximately $58,000. Merchandise revenues for the third quarter of 1994 were negatively impacted by Tropical Storm Alberto. The storm hit the panhandle of Florida on the July 4th holiday weekend, lingered in North Florida, South Georgia and Alabama for several days, and caused extensive flooding in these areas. In addition, a tropical depression hit this same geographic area on the labor day holiday weekend and had a negative impact on sales.

The decrease in other revenue items is due primarily to decreases in lottery commissions, video rentals, telephone commissions and money order commissions of approximately
$142,000, $62,000, $30,000 and $23,000, respectively.

Gasoline revenues accounted for 46.8% of total revenues in the third quarter of 1994 compared to 46.9% in the third quarter of 1993. The 23.8% decrease in gasoline revenues for the thirteen week period ended September 29, 1994, is due to a decrease in volume. The decrease in volume is partially a result of fewer locations selling gasoline. The number of gallons sold decreased by approximately 7,088,000 gallons in the third quarter of 1994 compared to the prior year. On a same store basis, gasoline revenues decreased approximately $487,000 or 2.4% and gasoline gallons decreased approximately 1,314,000 or 6.7% over the comparable period of 1993. Tropical Storm Alberto and the tropical depression discussed above also had a negative impact on gasoline gallons sold during the quarter.

For the thirty-nine week period ending September 29, 1994, merchandise revenues decreased approximately $19,437,000, a function of fewer operating locations. This decrease consists of a decrease in merchandise sales of approximately $18,620,000 or 22.0% and a decrease in other revenue items of approximately $817,000 or 26.0%. On a same store basis, merchandise revenues increased approximately $1,671,000 or 2.7%. This consists of an increase in merchandise sales of approximately $1,844,000 or 3.1%, partially offset by a decrease in other revenue items of approximately $173,000 or 8.5%.

For the thirty-nine week period ending September 29, 1994, gasoline revenues decreased approximately $15,501,000. The number of gallons sold decreased by approximately 14,660,000 gallons. On a same store basis, gasoline revenues decreased approximately $1,532,000 or 2.7% and gallons sold decreased by approximately 945,000 gallons or 1.7%.

Gross Profit

Total Gross Margin Rate

                                 Thirteen Weeks Ended  Thirty-Nine Weeks Ended

                                     Sep 29,   Sep 30,    Sep 29,   Sep 30,
                                      1994      1993       1994      1993
Merchandise and Other Revenue Items   34.6%     31.0%      33.5%     30.6%

Gasoline                              12.3%     13.6%      10.9%     10.6%

Total                                 24.2%     22.9%      23.0%     21.4%

Gasoline Gross Margin/Gallon         $0.133    $0.140     $0.111    $0.109

Gross profit on merchandise sales and other revenue items for the third quarter of 1994 decreased approximately $1,363,000 as compared to the third quarter of 1993. The decrease is a result of a decrease in gross profit from merchandise sales of approximately $1,177,000, coupled with a decrease in gross profit from other revenue items of approximately $186,000. The decrease in gross profit as compared to the prior year for merchandise sales is due primarily to the closing or sale of 56 convenience stores along with the sale of the Company's four supermarkets which resulted in a reduced sales base. However, the Company is experiencing higher gross margin percentages due to the sale of the supermarkets (which had significantly lower gross margin percentages than the convenience stores), together with actions and programs the Company began implementing in the second half of 1993. These actions include developing new product categories and expanding and improving the product mix in existing product categories, changing store and walk-in cooler layouts to encourage the purchase of higher margin items and training of field and store management on proper purchasing procedures to lower costs. On a same store basis, gross profit on merchandise sales and other revenue items increased approximately $702,000 or 10.0%. The increase is a result of an increase of approximately $712,000 or 11.0% in gross profit from merchandise sales partially offset by a decrease of approximately $10,000 or 1.9% in gross profit from other revenue items.

Gross profit from gasoline sales decreased approximately $1,115,000 in the third quarter of 1994 as compared to 1993. This decrease is a function of a decrease in volume sold. On a same store basis, gasoline gross profit decreased approximately $335,000 or 12.0%. This decrease is a function of reduced volume and a $.008 decrease in gross profit per gallon. The gasoline market is significantly influenced by external factors affecting world petroleum markets which causes gross profit per gallon to be extremely volatile. A similar decrease in gross profit per gallon was experienced industry wide in the areas in which the Company operates.

For the thirty-nine week period ending September 29, 1994, gross profit from merchandise sales and other revenue items decreased approximately $3,962,000 or 14.7%. This decreased is comprised of decreases in gross profit from merchandise sales and other revenue items of approximately $3,347,000 and $615,000, respectively. On a same store basis, gross profit on merchandise sales and other revenue items increased approximately $1,630,000 or 8.3%. This increase is comprised of an increase in gross profit from merchandise sales of approximately $1,713,000 partially offset by a decrease in gross profit from other revenue items of approximately $83,000.

For the thirty-nine week period ending September 29, 1994, gross profit from gasoline sales decreased approximately $1,472,000 or 18.4%. On a same store basis, gross profit from gasoline sales decreased approximately $67,000 or 1.1%.



Selling, General and Administrative Expenses

Selling, general and administrative expenses were 21.6% of total revenues in the third quarter of 1994 compared to
20.3% during the same period of the previous year. This increase is primarily due to some loss of economies of scale associated with the closing of 56 convenience stores and the sale of the Company's four supermarkets..

Although selling, general and administrative expenses as a percent of revenues increased, selling, general and administrative expenses for the third quarter decreased approximately $2,087,000 compared to the third quarter of 1993. Selling, general and administrative expenses for the third quarter of 1994 were approximately $9,183,000 compared to approximately $11,270,000 for the third quarter of 1993. The decrease is attributable to the closing of 56 convenience stores and the sale of the four supermarkets. Large decreases were experienced in salaries and wages, environmental expense, electricity, depreciation and repairs and maintenance included in selling, general and administrative expenses of approximately $1,085,000, $240,000, $233,000, $189,000 and $142,000, respectively, when compared to the previous year. These decreases coupled with smaller decreases in other expense items were partially offset by an increase in advertising expense of approximately $166,000.

Selling, general and administrative expenses for the thirty-
nine   week  period  ended  September  29,  1994,  decreased
approximately $4,982,000 compared to the same period of the previous year.


Interest Expense

Interest expense, net of interest income, in the third quarter of 1994 increased by approximately $290,000 from the third quarter of 1993. For the thirty-nine week period ending September 29, 1994, interest expense, net of interest income, increased approximately $767,000 over the prior year. In accordance with the Plan of Reorganization, during 1994 the Company is accruing interest on Class 7 General Unsecured Claims. Beginning May 12, 1994, the Confirmation Date, interest is also being accrued on notes payable to holders of Class 2 Priority Tax Claims. See Note F of the Notes to Condensed Financial Statements.


Reorganization Items

The reorganization expenses relate to the various administrative and other costs of operating under Chapter
11. The Company recorded an expense on reorganization items of approximately $174,000 for the third quarter of 1994 compared to an expense of approximately $1,158,000 for the third quarter of 1993. The decrease is primarily
attributable   to  a  decrease  in  professional   fees   of
approximately  $1,051,000 partially offset by  increases  in restructuring charges and loss from sale of property and equipment of approximately $26,000 and $41,000, respectively. For the thirty-nine week period ending September 29, 1994, the Company recorded income on reorganization items of approximately $1,301,000 compared to an expense of approximately $2,916,000 in the previous year. The decrease is attributable to a decrease in professional fees of approximately $2,093,000 coupled with an increase in gain from sale of property and equipment of approximately $2,052,000 and a decrease in restructuring charges of approximately $72,000.


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

The Company recorded a provision for income taxes of approximately $256,000 for the thirteen week period ended September 29, 1994. The provision is due principally to the Company's alternative minimum tax position. No provision for income taxes was recorded for the thirteen week period ended September 30, 1993 as the Company did not anticipate incurring a tax liability in 1993. For the thirty-nine week period ending September 29, 1994, the Company recorded a provision for income taxes of approximately $423,000.


Net Earnings/Loss

The Company reported net income for the third quarter of 1994 of approximately $323,000 or $.19 per share compared to net income of approximately $277,000 or $.17 per share in the third quarter of 1993. The Company reported net income for the thirty-nine week period ended September 29, 1994, of approximately $1,532,000 or $.90 per share compared to a net loss of approximately $1,043,000 or $.61 per share for the thirty-nine week period ended September 30, 1993. Earnings per share is based on average outstanding common shares of 1,701,650 for all periods.

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

     None

(b)  Reports of Form 8-K.

     None

SIGNATURES



Pursuant to the requirements of the Securities Exchange  Act of  1934, the registrant has duly caused this report  to  be
signed   on   behalf  by  the  undersigned  thereunto   duly
authorized



                         Sunshine-Jr. Stores, Inc.
                         Registrant



April 28, 1995           By: R. M. Shouse
                             _______________________________
                             R. M. Shouse
                             President and Chief Executive
                              Officer



April 28, 1995           By: Michael G. Ware
                             _______________________________
                             Michael G. Ware
                             Principal Financial and
                              Accounting Officer