Form 10-Q
period 1995-03-30
SUNSHINE JR STORES INC
filed 1995-05-12
CIK 95479

FORM 10-Q

	       SECURITIES AND EXCHANGE COMMISSION

       		     Washington, D.C.  20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF
       	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1995

                   				OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________.

Commission file number 1-7441

_____________________Sunshine-Jr. Stores, Inc._______________
  (Exact name of registrant as specified in its charter)

_____________Florida_____________     ______59-0669576_______
(State or other jurisdiction           (I.R.S. Employer
 of incorporation or organization)      Identification No.)

 _____109 West Fifth Street, Panama City, FL  32402__________
     (Address of principal offices)          (Zip Code)

(Registrant's telephone number, including area code)
_____________(904) 769-1661_________________________

______________________(Not Applicable)_______________________
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for that the registrant was required to file such reports), and (2) has been  subject  to such filing requirements for  the  past  90 days.  Yes X No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1995.

Common Stock        $.10 Par Value           1,701,650 shares

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.
                                                      March 30,    December 29,
                                                        1995           1994
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
 Unrestricted cash and cash equivalents............. $11,078,540   $11,301,810
 Restricted cash....................................     495,676       923,698
 Accounts receivable, less allowances for
  doubtful accounts of $16,000 and $18,000
  in 1995 and 1994, respectively....................   1,878,198     2,154,351

 Inventories:
   Inventories--FIFO basis..........................   8,769,076     8,631,523
   Less LIFO reserve................................  (2,601,273)   (2,494,773)
   Total inventories................................   6,167,803     6,136,750

 Properties held for sale...........................      85,593       234,783
 Environmental receivable (Note F)..................   2,516,000     2,516,000
 Prepaid expenses and other assets..................   1,093,192     1,601,694
  TOTAL CURRENT ASSETS..............................  23,315,002    24,869,086

PROPERTY AND EQUIPMENT, at cost:
 Land...............................................   7,072,445     7,067,444
 Buildings..........................................  12,530,713    12,412,979
 Fixtures and equipment.............................  22,986,400    22,879,237
 Leaseholds and improvements........................   4,868,599     4,699,384
                                                      47,458,157    47,059,044
 Less allowances for depreciation and
  amortization...................................... (26,042,010)  (25,459,365)
                                                      21,416,147    21,599,679
OTHER ASSETS:
 Properties held for sale, net......................   3,403,581     3,425,655
 Environmental receivable (Note F)..................  11,294,000    11,294,000
 Other..............................................     733,214       668,013
                                                     $60,161,944   $61,856,433

*See notes to condensed financial statements.

BALANCE SHEETS
Sunshine-Jr. Stores, Inc.

                                                      March 30,    December 29,
                                                        1995           1994
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses (certain
  of which may be subject to compromise)............ $13,164,180   $13,961,116
 Environmental reserves (Note F):
   Sites considered eligible for reimbursement .....   2,516,000     2,516,000
   Sites not considered eligible for reimbursement..     474,779       426,825
                                                       2,990,779     2,942,825

 Current portion of long-term debt..................   1,151,596     1,357,328
   Total current liabilities........................  17,306,555    18,261,269

Environmental reserves (Note F):
  Sites considered eligible for reimbursement.......  11,294,000    11,294,000
  Sites not considered eligible for reimbursement...     664,688       731,000
                                                      11,958,688    12,025,000

Long-term debt, less current portion................  18,988,194    19,400,162

COMMITMENTS AND CONTINGENCIES (Note E & F)

STOCKHOLDERS' EQUITY
 Common stock, $.10 par value; 3,000,000 shares
  authorized, 1,701,650 shares issued and
  outstanding.......................................     170,165       170,165
 Additional paid-in capital.........................   5,124,245     5,124,245
 Retained earnings..................................   6,614,097     6,875,592
   Total stockholders' equity.......................  11,908,507    12,170,002
                                                     $60,161,944   $61,856,433

*See notes to condensed financial statements.

STATEMENTS OF OPERATIONS
Sunshine-Jr. Stores, Inc.
(Unaudited)
                                                        Thirteen Weeks Ended
                                                       March 30,     March 31,
                                                         1995          1994
Net Revenue......................................... $37,122,497   $41,059,151
Costs and Expenses:
 Costs of goods sold................................  28,657,283    31,658,392
 Selling, general, and administrative...............   8,265,702     9,139,432
 Interest expense...................................     455,921       443,438
                                                      37,378,906    41,241,262

Interest Income.....................................     113,694        90,652
Loss Before  Reorganization Items and
 Provision for Income Taxes.........................    (142,715)      (91,459)

(Income) Expense from Reorganization Items:
 Net loss (gain) from sale of property & equipment..      44,494    (1,071,065)
 Professional fees..................................      34,549       290,429
 Restructuring (recoveries) charges.................      39,737        41,322
                                                         118,780      (739,314)

Income (Loss) Before Income Taxes...................    (261,495)      647,855
Provision for Income Taxes:
 Current............................................           0       103,571
 Deferred...........................................           0             0
                                                               0       103,571

NET INCOME (LOSS)...................................   ($261,495)     $544,284

Net income (loss) per common share..................      ($0.15)        $0.32

*See notes to condensed financial statements.

STATEMENT OF CASH FLOWS
Sunshine-Jr. Stores, Inc.
(Unaudited)
                                                        Thirteen Weeks Ended
                                                       March 30,     March 31,
                                                         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)..................................   ($261,495)     $544,284
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities before
  reorganization and restructuring items:
 Depreciation and amortization......................     640,962       713,683
Changes in assets and liabilities:
 Decrease in accounts receivable, net...............     276,153       232,625
 Increase in inventories, net.......................     (31,053)     (255,911)
 Decrease  in prepaid expenses and other assets.....     440,929       328,634
 Increase (decrease) in accounts payable and
  accrued expenses..................................     221,995    (1,547,070)
 Decrease in noncurrent liabilities.................     (66,312)            0
  Total adjustments before reorganization and
   restructuring items..............................   1,482,674      (528,039)
Adjustments due to reorganization and
  restructuring items:
 Loss (gain) on sale of property and equipment......      44,494    (1,071,065)
 Restructuring charges .............................      39,737        41,322
 Payment of restructuring charges...................  (1,045,263)     (256,136)
 Increase in professional fees payable related to
  reorganization items..............................      34,549       290,429
Total adjustments due to reorganization and
  restructuring items...............................    (926,483)     (995,450)
Total adjustments...................................     556,191    (1,523,489)
 Net cash provided by (used in) operating activities     294,696      (979,205)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.................    (495,146)     (234,589)
 Proceeds from sale of property and equipment
  related to reorganization items...................     164,486     5,147,489
 Collections of notes and loans receivable, net.....       2,372        28,764
 Net cash provided by (used in) investing activities    (328,288)    4,941,664
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt...........           0             0
 Payments on long-term debt and capital lease
  obligations.......................................    (617,700)      (28,450)
  Net cash used in financing activities.............    (617,700)      (28,450)
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................    (651,292)    3,934,009
UNRESTRICTED AND RESTRICTED CASH AND
 CASH EQUIVALENTS, beginning of period..............  12,225,508    13,740,973
UNRESTRICTED AND RESTRICTED CASH AND
 CASH EQUIVALENTS, end of period.................... $11,574,216   $17,674,982

*See notes to condensed financial statements.

             		  SUNSHINE-JR. STORES, INC.
	         NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)
March 30, 1995

Note A: Basis of Presentation

The accompanying unaudited financial statements of Sunshine-Jr. Stores, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 28, 1995. Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation. For further information, refer to the audited financial statements and footnotes attached thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1994.

Note B: Inventories

Inventories consist of the following:


                               Mar 30, 1995    Dec 29, 1994
Merchandise                      $6,775,864      $6,693,036
Gasoline                          1,993,212       1,938,487

Total Inventories FIFO Basis      8,769,076       8,631,523

Excess of FIFO cost over LIFO
 values                          (2,601,273)     (2,494,773)

Total Inventories LIFO Basis     $6,167,803      $6,136,750

Note C: Long-Term Debt:

Long-term debt consists of the following:

                                               Mar 30, 1995    Dec 29, 1994
Secured notes payable to holders of Class 7
 General Unsecured Claims as defined in the
 Company's Plan of Reorganization.              $14,778,843     $15,211,145

Amounts due on capital leases                             0           7,729

Notes payable to holders of Class 2 Priority
 Tax Claims as defined in the Company's Plan
 of Reorganization with quarterly principal
 payments through December 1998, interest at
 7.0%.                                            2,940,895       3,111,851

Secured notes payable with monthly principal
payments and interest at 7.0% for the
purchase of 10 stores previously leased
under capitalized leases.                         2,420,052       2,426,765

                                                 20,139,790      20,757,490

Less Current Portion                             (1,151,596)     (1,357,328)

Total                                           $18,988,194     $19,400,162


Note D:  Accounts Payable and Accrued Expenses

As of March 30, 1995, accounts payable and accrued expenses include Chapter 11 administrative professional fees totaling $2,108,000 which will be required to be paid within ten days after the entry of a final order allowing such administrative claim.

Note E:  Litigation

One of the Company's former officers has filed a bankruptcy administrative claim for approximately $850,000 against the Company resulting from the alleged breach of an employment contract. The Company has filed an objection to this claim and this matter is still pending before the Bankruptcy Court. In the event the Bankruptcy Court determines that this claim is administrative in nature, then the claim will have to be paid within ten days of the entry of a final order granting such administrative claim. In the event the Bankruptcy Court finds that the claim is not entitled to administrative priority status, then the claim will be treated as a general unsecured claim and may be subject to certain reductions by virtue of the limitations imposed by the Bankruptcy Code or other applicable law. Additionally, certain creditors have filed various other claims in connection with the bankruptcy to which the Company has objected. In the opinion of management, the resolution of the pending claims will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

In the normal course of conducting its business, the Company is involved in various other litigation arising from general liability, workers' compensation, equal employment and other claims. In the opinion of management, the resolution of the outstanding cases will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Note F:  Commitments and Contingencies

Contingent Note

In connection with the Company's Chapter 11 Plan of Reorganization, the Company issued the holder of its 7% secured notes an additional $667,643 contingent note, which would only become due and payable (with interest at the rate of 7%) upon default under the 7% secured notes, see Note C.

Contingent Creditors

For a description of certain claims filed  in  the  Company's
Chapter 11 bankruptcy proceeding to which the Company has objected, see Note E.

Environmental Compliance

The ownership and/or operation of underground storage tanks ("UST's") is subject to federal, state and local laws and regulations. The Company owns and/or operates UST's containing petroleum products at most of its sites which offer gasoline or diesel. Federal regulations include requirements for (a) maintaining a release detection system,
(b) upgrading tank systems, (c) taking corrective action in response to a release, (d) closing out of service tanks to prevent future releases, (e) keeping appropriate records and
(f) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from a release of petroleum products.

The Company is required under EPA regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases in the amount of $1,000,000 per occurrence, with an annual aggregate coverage
limit  of  $2,000,000.         The  Company  has  third-party
environmental insurance coverage in the State of Florida. Third party liability coverage is provided by the individual state trust funds in the other states in which the Company operates.

The Company estimates that it will cost approximately $2,500,000 in capital expenditures related to tank replacements, overfill/spill protection, release detectors and cathodic protection retrofits, during the next four years to comply with UST detection and prevention requirements at all of the Company's stores in operation in 1998. The Company's estimated cost to comply with the UST requirements may increase if certain prevention efforts at particular sites fail, thus requiring the subsequent replacement of UST's at these sites. For fiscal 1995, the Company estimates that it will cost approximately $500,000 for upgrades to remain in compliance with UST requirements.

During 1992, the Company engaged an environmental engineering firm to perform environmental assessments and remediation activities at its sites. The Company has an accrual of approximately $1,139,000 at March 30, 1995 to be incurred for work that is not eligible for reimbursement under the state trust funds. The Company's accrual is based on estimates made by the independent environmental engineering firm and internal environmental staff with regard to the cost of assessment and remediation required at particular sites.

In addition, the Company's environmental engineering and consulting firm and internal environmental staff have estimated that costs for assessment and remediation services at open and closed sites which are considered eligible for reimbursement under the state trust funds will total $13,810,000. Of this amount, it is estimated that $2,516,000 will be incurred during the next year. As discussed below, the Company has agreements with contractors who will be compensated directly by the state trust funds. Accordingly, the Company has recorded both accrued liabilities and receivables for the current and non-current portion of this amount. In prior years, the Company recorded its environmental reserve net of anticipated reimbursements.

The Company has executed agreements with third party financed assessment and remediation contractors ("the Contractors") who will be responsible for assessment and remediation of contaminated sites as well as preparing and filing the appropriate applications for state trust fund reimbursements. Under the terms of the agreements, the Contractors will be compensated for services by state trust fund reimbursements and the Company will only be responsible for the payment of certain deductibles and interest on costs the Contractors have invested if certain contingencies occur under a state trust fund which precludes the payment of interest by the fund, and for assessment and remediation costs for sites determined to be ineligible for trust fund reimbursement.

The state of Florida is currently reviewing its tank trust fund program and has recently implemented certain changes to this program. The Company does not presently believe that this review or these changes will have a material adverse effect on the Company.

Note G:  Gain/Loss on Sale of Property and Equipment

The first quarter 1995 loss on sale of property and equipment of approximately $44,000 is primarily a result of the Company's sale of assets of excess properties. A gain of approximately $1,071,000 was recognized by the Company in first quarter 1994 when the Company sold the assets at 25 locations located primarily in the central Florida area.

Note H:  Reorganization Items

In connection with its Chapter 11 filing, the Company recorded first quarter reorganization items which included a loss on sale of property and equipment (See Note G), approximately $35,000 in professional fees related to the Company's reorganization efforts, and other restructuring charges of approximately $40,000 resulting from resolution of certain disputed claims approved by the Bankruptcy Court.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's Plan of Reorganization calls for a smaller reorganized entity, operating at lower relative overhead levels. The Plan of Reorganization calls for the sale of all of the Company's non-operating real property, the sale, sublease or closure of approximately 28 more stores beginning with the store count of 205 at March 30, 1995, and full payment of all pre-petition creditors over time. Payments to these creditors are to be made from the proceeds of future asset sales, after deduction of certain items described in the Plan of Reorganization, and from future cash flow from operations. During the first quarter of 1995, the Company sold excess property for aggregate consideration of approximately $164,000. The Company believes that its current cash on hand and funds to be generated from operations and asset sales will be adequate to cover its operations and required Plan of Reorganization payments. Remaining Plan of Reorganization payments include estimated Chapter 11 administrative items of approximately $2,108,000, which the Company anticipates paying in 1995.

Cash flow for the first quarter of 1995 was approximately a negative $651,000, after the use of approximately $618,000 for payment of long-term debt, approximately $328,000, net, for investing activities, primarily the purchase of property and equipment, offset by approximately $295,000 provided by operating activities. Included in the $295,000 provided by operating activities, is a use of approximately $1,045,000 for the payment of administrative claims approved by the bankrupcty court.

Due to the nature of the convenience store business, most of the Company's sales are for cash and inventories are rapidly converted to cash to meet general daily working capital requirements. The Company believes that cash on hand, cash provided from operations and cash provided from assets sales will be sufficient to meet short term liquidity needs.

The Company is currently negotiating with petroleum vendors to establish a long-term supply arrangement. If one of these agreements is executed, it will likely provide additional capital resources for upgrading the image and gasoline equipment at the Company's stores. The Company estimates that it will cost approximately an additional $2,500,000 in capital expenditures over the next four years to meet 1998 UST detection and prevention requirements at its existing sites, of which approximately $500,000 will be required in fiscal 1995.

The Company has executed agreements with third party financed remediation contractors ("the Contractors") who will be responsible for assessment and remediation of contaminated sites as well as preparing and filing the appropriate applications for state trust fund reimbursements. Under the terms of the agreements, the Contractors will be compensated for services through state trust fund reimbursements and the Company will only be responsible for the payment of certain deductibles and interest on costs the Contractors have invested if certain contingencies occur under a state trust fund which precludes the payment of interest by the fund, and for assessment and remediation costs for sites determined to be ineligible for trust fund reimbursement. For information concerning environmental matters, including the $13,810,000 liability and receivable established with respect to sites eligible for state trust fund reimbursement, these agreements and the status of the Florida trust fund program, as well as anticipated capital expenditures for environmental compliance matters, see Note F to the Financial Statements.

The Company announced in August 1994 that it had retained financial advisors to assist it in connection with a possible sale of the Company resulting from the interest of the Company's controlling shareholders in selling their shares. Since that time, the Company has held and continues to hold active discussions with potential purchasers. There can be no assurances that a transaction will be formally proposed or consummated, or, if consummated at what price. Any such transaction would be subject, among other things, to the receipt of a "fairness opinion" from the Board of Directors' financial advisor, the approval of the Board of Directors, the approval of the Company's majority stockholders and the successful negotiation and execution of definitive agreements.

RESULTS OF OPERATIONS

Revenues

The average number of stores in operation during the first quarter of 1995 was 205 compared to 240 in the first quarter of 1994. Data discussed below as "same store" includes data from the same stores during the comparable periods. On March 30, 1995, the Company operated 205 convenience stores in Florida, Alabama, Mississippi, Georgia and Louisiana.

Total Revenues
(In Thousands)

                                           Thirteen Weeks Ended
                                        Mar 30,   Mar 31,     % of
                                         1995      1994      Change
Merchandise and Other Revenue Items     $18,999   $21,743    (12.6%)
Gasoline Revenues                        18,124    19,316     (6.2%)

Total Revenues                          $37,123   $41,059     (9.6%)

Gas Gallons                              17,582    19,965    (11.9%)

During the thirteen weeks ended March 30, 1995, total revenues decreased approximately $3,936,000 compared to the same period of the previous year due primarily to a decrease in the number of stores. Gasoline sales decreased approximately $1,192,000 and merchandise revenues decreased approximately $2,744,000.

Merchandise revenues include merchandise sales as well as revenues from amusement machines, video rentals, service charges, money order commissions, lottery commissions, telephone commissions and other miscellaneous items. The $2,744,000 decrease in merchandise revenues for the thirteen week period is comprised of a $2,598,000 decrease in merchandise sales coupled with a decrease in other revenue items of approximately $146,000. On a same store basis, merchandise revenues decreased approximately $129,000 or .7% over the comparable period of the prior year. This decrease is comprised of a decrease in merchandise sales of approximately $44,000 coupled with a decrease in other revenue items of approximately $85,000.

Gasoline revenues accounted for 48.8% of total revenues in the first quarter of 1995 compared to 47.0% in the first quarter of 1994. The 6.2% decrease in gasoline revenues for the thirteen week period ended March 30, 1994, is due to a decrease in volume. The decrease in volume is a result of fewer locations selling gasoline. The number of gallons sold decreased by approximately 2,383,000 gallons in the first quarter of 1995 compared to the prior year. On a same store basis, gasoline revenues increased approximately $1,568,000 or 9.5% and gasoline gallons increased approximately 658,000 or 3.9% over the comparable period of 1994.

Gross Profit

Total Gross Margin Rate
                                       Thirteen Weeks Ended
                                        Mar 30,   Mar 31,
                                         1995      1994
Merchandise and Other Revenue Items       33.3%     33.0%

Gasoline                                  11.8%     11.6%

Total                                     22.8%     22.9%

Gasoline Gross Margin/Gallon             $0.122    $0.112

Gross profit on merchandise and other revenue items was 33.3% for the first quarter of 1995 compared to 33.0% for the first quarter of 1994. During the first quarter of 1995, the Company recorded a LIFO expense of approximately $49,500. However, in the first quarter of 1994, the Company recorded a net LIFO benefit of $101,000 due primarily to the sale of 25 stores. On a pre-LIFO basis, gross profit on merchandise and other revenue items was 33.6% compared to 32.5% for the first quarters of 1995 and 1994, respectively. The Company is experiencing higher gross margin percentages due to actions and programs the Company began implementing in the second half of 1993 and the first half of 1994. These actions include developing new product categories and expanding and improving the product mix in existing product categories, changing store and walk-in cooler layouts to encourage the purchase of higher margin items and training of field and store management on proper purchasing procedures to lower costs. On a same store basis, the Company's gross margin percentage was 33.3% compared to 32.4% for the first quarter of 1994. Gross profit on merchandise sales and other revenue items increased approximately $145,000 or 2.4%. The increase is a result of an increase of approximately $206,000 or 3.7% in gross profit from merchandise sales partially offset by a decrease of approximately $61,000 or 10.7% in gross profit from other revenue items.

Gross profit from gasoline sales decreased approximately $96,000 in the first quarter of 1995 as compared to 1994. This decrease is a function of a decrease in volume sold partially offset by a $.01 increase in gross profit per gallon. On a same store basis, gasoline gross profit increased approximately $189,000 or 9.3%. This increase is a function of increased volume and a $.006 increase in gross profit per gallon. The gasoline market is significantly influenced by external factors affecting world petroleum markets which cause gross profit per gallon to be extremely volatile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 22.3% of total revenues in the first quarters of 1995 and 1994.

Although selling, general and administrative expenses as a percent of revenues remained constant, selling, general and administrative expenses for the first quarter decreased approximately $874,000 compared to the first quarter of 1994. The decrease is attributable to the closing of 27 convenience stores.

Interest Income

Interest income in the first quarter of 1995 increased by approximately $23,000 from the first quarter of 1994 due to an increase in cash from the sale of fixed assets.

Reorganization Items

The reorganization expenses relate to the various administrative and other costs of operating under Chapter 11 and subsequent costs related to post confirmation resolution of claims. The Company recorded an expense on reorganization items of approximately $119,000 for the first quarter of 1995 compared to a gain on reorganization items of approximately $739,000 for the first quarter of 1994. The increase in expense is primarily attributable to a decrease in gain on sale of property and equipment of approximately $1,115,000 partially offset by a decreases in restructuring charges of approximately $257,000.

Income Taxes

The Company recorded no provision for income taxes for the thirteen week period ended March 30, 1995. The Company recorded a provision for income taxes of approximately $104,000 for the thirteen week period ended March 31, 1994. The provision is due principally to the Company's alternative minimum tax position.

Net Earnings/Loss

The Company reported a net loss for the first quarter of 1995 of approximately $261,000 or $.15 per share compared to net income of approximately $544,000 or $.32 per share in the first quarter of 1994. Earnings per share is based on average outstanding common shares of 1,701,650 for all periods.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

       	  The  following  exhibits are  filed as part of this
	         Report:

	         27 - Financial Data Schedule

     (b)  Reports on Form 8-K

       	  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized



		    Sunshine-Jr. Stores, Inc.
		    Registrant



May 12, 1995      By: R.M. Shouse
                      -------------------------------------
                      R. M.  Shouse
                      President and Chief Executive Officer



May 12, 1995      By: Michael G. Ware
                      -------------------------------------
                      Michael G. Ware
                      Principal Financial and Accounting
                      Officer